Form 10-K405
period 1996-06-30
FIDELITY FEDERAL BANCORP
filed 1996-09-27
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                   _________________________________

                               FORM 10-K

       [ X ]  Annual Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934 (fee required)
                For the fiscal year ended: June 30, 1996
                                           -------------
                                   or
       [   ]  Transition Report Pursuant to Section 13 or 15(d) of
         the Securities Exchange Act of 1934 (no fee required)
            For the Transaction period from  ____ to _____.
                   _________________________________

Commission File No. 0-22880

                        Fidelity Federal Bancorp
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Indiana                                    35-1894432
- ----------------------------                   -------------------
(State of other jurisdiction                   (I.R.S. Employer
    of Incorporation or                        Identification No.)
         Organization)

  18 N.W. Fourth Street, P.O. Box 1347, Evansville, Indiana 47706-1347
  --------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

   Registrant's Telephone number, including area code (812) 424-0921
                                                      --------------

   Securities registered pursuant to Section 12 (b) of the Act:  None

      Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, $1 Stated Value
                     -----------------------------
                            (Title of Class)

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Stockholders for the year ended June 30, 1996 are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated September 9, 1996, for the Annual Meeting of Stockholders to be held October 16, 1996 are incorporated by reference into Part III.

                      Exhibit index is on page  18

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the past preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ----    ----

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at September 4, 1996 was approximately $17,460,000.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of September 9, 1996.

                    Common Stock - 2,495,516 shares

                    FIDELITY FEDERAL BANCORP


                             Index

                                                                         Page
PART I                                                                   ----

ITEM 1       -     Business                                                 3
ITEM 2       -     Properties                                              13
ITEM 3       -     Legal Proceedings                                       14
ITEM 4       -     Submission of Matters to a Vote of Security Holders     14

PART II

ITEM 5       -     Market for Registrant's Common Equity
                       and Related Stockholder Matters                     14
ITEM 6       -     Selected Financial Data                                 14
ITEM 7       -     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       14
ITEM 8       -     Financial Statements and Supplementary Data             14
                   Consolidated Balance Sheet                              14
                   Consolidated Statement of Income                        14
                   Consolidated Statement of Stockholders' Equity          14
                   Consolidated Statement of Cash Flows                    14
                   Notes to Consolidated Financial Statements              14
                   Report of Independent Auditors                          14
ITEM 9       -     Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosures             14

PART III

ITEM 10      -     Directors and Executive Officers of Registrant          15
ITEM 11      -     Executive Compensation                                  15
ITEM 12      -     Security Ownership of Certain Beneficial
                       Owners and Management                               15
ITEM 13      -     Certain Relationships and Related Transactions          15

PART IV

ITEM 14      -     Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K                                         16

SIGNATURES                                                                 17

                                 PART I

ITEM 1.  BUSINESS

OVERVIEW

      Fidelity Federal Bancorp (the "Company") formed in 1993, is a corporation organized under the laws of the State of Indiana and is a registered savings and loan holding company, with its principal office in Evansville, Indiana. The Company's savings and loan subsidiary, United Fidelity Bank, fsb (the "Savings Bank"), organized in 1914, is a federally-chartered stock savings bank located in Evansville, Indiana. In 1992, the Board of Directors developed and began implementation of a new business plan for the Savings Bank to improve the financial performance of the organization. The key elements of this business plan included: (i) the formation of a holding company to provide financial flexibility and to develop and engage in nonbanking businesses; (ii) the formation of an affordable housing group to engage in real estate development, management and financing of affordable housing projects; and (iii) the growth of assets through the origination and acquisition of loans. Since the implementation of the business plan, the holding company as well as an affordable housing group, consisting of four nonbank subsidiaries of the Savings Bank, has been formed. Revenue generated from affordable housing activities has increased dramatically and significant asset growth has been achieved, also resulting in higher revenues. In fiscal 1996 the Company slowed its growth and positioned the Company to reduce debt, increase core deposits, sell loans and use the proceeds to fund new loan production. The Company's business plan is to continue developing and expanding the activities of the affordable housing group in an ever increasing competitive market and by continuing to look for new financing niches both in and outside the housing arena. The Company will work to increase the profitability of the core banking activities and to grow earnings in each business segment.

      The Company, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer installment loans, commercial loans, and mortgage loans, primarily owner occupied one-to-four family homes located in Indiana, and in investment and money market securities. Following the adoption of its new business plan, the Company has engaged in the business of financing, owning, developing, building, renting and managing affordable housing projects through its Savings Bank wholly-owned subsidiaries, Fidelity Federal Capital Corporation, Village Management Corporation, Village Community
Development Corporation and Village Housing Corporation (collectively, the "Affordable Housing Group"). The Affordable Housing Group structures and participates in multifamily housing developments which have been granted tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended (the "Code") and tax-exempt bond financed developments. The Affordable Housing Group is currently involved in various tax credit and tax-exempt bond projects which are in various stages of completion, ranging from completed construction and stabilized occupancy to location and site identification and preparation of feasibility studies. Village Housing Corporation as general partner to limited partnerships which own the developments, receives a percentage interest in the profits, losses and tax credits during the life of the project and receives a percentage of the annual cash flow and residual (sale or refinancing) proceeds during operation and at disposition or refinancing of the developments, respectively. Village Community Development Corporation, as contractor and developer, receives construction and development fees as the project is completed. Village Management Corporation, as manager of the completed project, receives a fee based on a percentage of rental payments received from the project's tenants. As part of Village Management's duties as project manager, it monitors compliance with the requirements of the Code to prevent recapture of all or a portion of the tax credits or forfeiture of the tax-exempt status of the bonds which would occur if certain tenant eligibility and rent restriction requirements were violated. Fidelity Federal Capital Corporation ("FFCC"), was established in April, 1994, to be the mortgage banking arm of the Company in the financing of real estate, including holding and placing debt and equity interests in real estate. FFCC has packaged loan requests for developers of multifamily residential real estate projects eligible for federal tax credits and tax exempt financing. While the loans packaged to date have been referred to the Savings Bank for origination, FFCC may also package loan transactions for other lenders, if the opportunity arises. FFCC earns origination fees and fees for construction review, supervision, and general project oversight. The Savings Bank, as lender, can earn points and interest on loans made to developers. The Savings Bank's credit decisions are subject to applicable OTS restrictions on loans of this type.

      The final subsidiary of the Savings Bank, Village Insurance
Corporation, is engaged in the business of selling credit life insurance, as well as accident and health insurance, to the Savings Bank's loan customers.

      A second subsidiary of the Company, Village Securities
Corporation, a discount brokerage service, is scheduled to begin operation in the second quarter of fiscal 1997.

      The Company had consolidated total assets of $262,215,709 and total shareholder's equity of $14,294,975 as of June 30, 1996.

The Company's subsidiaries at June 30, 1996, are listed below:


Subsidiary                                    Principal Office    Year Organized       Assets
- --------------------                          ----------------    --------------    ------------

1. United Fidelity Bank, fsb                  Evansville, IN           1914         $255,456,250

Subsidiaries of United Fidelity Bank, fsb:
   Fidelity Federal Capital Corporation       Evansville, IN           1994              987,443
   Village Insurance Corporation              Evansville, IN           1980               55,125
   Village Management Corporation             Evansville, IN           1992               70,995
   Village Community Development
       Corporation                            Indianapolis, IN         1992            5,019,125
   Village Housing Corporation                Indianapolis, IN         1992            6,660,366


2. Village Securities Corporation             Evansville, IN           1994               34,439


       The Company's home office is located at 18 N.W. Fourth Street, Evansville, Indiana, 47708 and its telephone number is (812) 424-0921. Effective November 1, 1996 the Company's new address will be 700 S. Green River Road, Suite 2000, Evansville, IN 47715 and its telephone number will be (812) 469-2100.

COMPETITION

   The Company and the Savings Bank faces strong direct competition for deposits, loans and other financial- related services. The Savings Bank competes in Indiana, Kentucky and Illinois with the other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. The Savings Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which the Savings Bank competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over the Savings Bank in providing certain services. As of September 1, 1996, approximately 4 banks, 4 thrifts, and 12 credit unions operated in the Evansville, Indiana metropolitan area, which is the Savings Bank's principal deposit market area. The Savings Bank is currently the second largest thrift in this market. Many competitors are substantially larger or have significantly greater capital resources than the Savings Bank. Due to recently enacted legislation to allow unlimited interstate branching, the Company and the Savings Bank may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.

   The Affordable Housing Group competes with other real estate developers for projects throughout the United States. Presently, the Affordable Housing Group is one of the most active participants in the affordable housing market, although additional or stronger competition from other developers may arise in the future. The competition for affordable housing projects focuses on locations, available tax credits or tax-exempt bond allocations, and for eligible tenants which meet the criteria for an affordable housing project. Since the IRS Section 42 tax credit program was created in 1986, competition has consistently increased in this area. Particularly during fiscal 1996 as the Affordable Housing Group has seen a reduction in the fees charged for their service, in order to remain competitive in the market. The Company's business plan is to continue developing and expanding the activities of the affordable housing group in an ever increasing competitive market, and by continuing to look for new financing niches both in and outside the housing arena.

REGULATION OF THE COMPANY

   The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended. The Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company.

   The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof; or (ii) acquiring or retaining more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary of such savings and loan holding company. Under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

   The Bank Holding Company Act of 1956, as amended, specifically authorizes a bank holding company, upon receipt of appropriate approvals from the Board of Governors of the Federal Reserve System ("FRB") and the Director of the OTS, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. A savings association acquired by a bank holding company cannot continue any non-banking activities not authorized for bank holding companies. Savings associations acquired by a bank holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted to the status of a bank, but deposit insurance assessments and payments will continue to be paid by the association to the Savings Association Insurance Fund ("SAIF"). A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Also, any insured depository institution may merge with, acquire the assets of, or assume the liabilities of any other insured depository institution with the appropriate regulatory approvals if (i) continued payments of deposit insurance premiums are made on the acquired depository institution's deposits (including an assumed rate of growth in such deposits) to SAIF (if the acquired institution was a SAIF member) or to the Bank Insurance Fund ("BIF") (if the acquired institution was a BIF member), (ii) the acquiring institution and any holding company in control thereof meet all applicable capital requirements at the time of the transaction, and
(iii) if the acquiring institution is a BIF member, the transaction would meet the requirements of the Bank Holding Company Act of 1956 if the savings association involved was a state bank.

   The Company operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and
(iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

   Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender Test ("QTL test"), as discussed below, then such unitary holding company would become subject to the activities restrictions applicable to multiple savings and loan holding companies. Additional restrictions on the savings association s ability to obtain advances from the FHLB also apply.

   If the Company were to acquire control of another savings institution, other than through merger or other business combinations with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority of the OTS to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by regulation of the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

   The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The Director of the OTS may also approve an acquisition resulting in a multiple savings and loan holding company controlling savings institutions in more than one state in the case of certain emergency thrift acquisitions.

   Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the Federal Deposit Insurance Corporation ("FDIC") for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

SAVINGS BANK REGULATION

   General. As a SAIF-insured savings institutions, the Savings Bank is subject to supervision and regulation by the Director of the OTS. Under the OTS regulations, the Savings Bank may be required to obtain audits by independent auditors and to be examined periodically by the Director of the OTS. The Savings Bank is subject to assessments by the OTS and the FDIC to cover the costs of such examinations. The Director of the OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions.

   The extensive regulation, supervision and examination of the Savings Bank by the OTS is intended primarily for the protection of the insurance fund and depositors. Moreover, such regulation imposes substantial restrictions on the operations and activities of the Savings Bank, and grants to regulators broad discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate loan loss reserves. Any changes in such regulations, whether by legislation or regulatory action, could have a material impact on the Savings Bank and its operations. Neither the

Company nor the Savings Bank can predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of the Company or the Savings Bank.

   The activities of savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act, as amended ("FDI Act").

   Qualified Thrift Lender Requirement. In order for the Savings Bank to exercise the powers granted to federally-chartered savings institutions and maintain full access to FHLB advances, it must be a "qualified thrift lender" ("QTL"). A savings institution is a QTL if its qualified thrift investments continue to equal or exceed 65% of the savings institution's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At June 30, 1996, the qualified thrift investment percentage test for the Savings Bank was 79.9%.

   Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 5% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowing during the preceding calendar month. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member institutions. A savings institution is also required to maintain an average daily balance of short-term liquid assets of not less than 1% of the average daily balance of its net withdrawable deposits and short-term borrowing during the preceding calendar month. At June 30, 1996, the Savings Bank was in compliance with these liquidity requirements.

   Loans-to-One-Borrower Limitations. HOLA generally requires savings institutions to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At June 30, 1996, the Savings Bank's loan-to-one-borrower limitation was approximately $3.6 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain OTS regulations, a savings institution may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus upon prior notice to and approval of the OTS and provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At June 30, 1996, the Savings Bank had $12.6 million in loans outstanding under the increased lending limit regulations.

   Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400% of the savings institution's capital.

   Limitation on Capital Distributions. The OTS regulations impose limitations on capital distributions by savings institutions. Under the rule, a savings institution is classified as a tier 1 institution, a tier 2 institution, or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution may generally make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the institution's capital-to-assets ratio exceeds the ratio of its capital requirements to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS. Restrictions exist on the ability of tier 2 and tier 3 institutions to make capital distributions. For purposes of this regulation, the Savings Bank is a tier 1 institution.

   Limitation on Equity Risk Investments. Under applicable regulations, the Savings Bank is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities, that acquired through, or in lieu of, foreclosure, that on which a contract purchaser has defaulted or investments in an amount up to 2% of the savings association's assets in real property and obligations secured by real property located within a geographic area or neighborhood receiving assistance under Title I of the Housing & Development Act of 1974). In addition, the OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments, including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987, on non-residential properties with loan-to-value ratios exceeding 80%. At June 30, 1996, the Savings Bank was in compliance with the requirements of these limitations.

   Insurance of Deposits. The FDIC has devised a system for assessing deposit insurance whereby insured savings associations pay premiums between $0.23 and $0.31 per $100 of their domestic deposits, depending on their placement within one of nine categories. The categories are determined by (i) the insured institution's placement in capital group 1, 2, or 3, depending on its classifications as "well-capitalized," "adequately capitalized," or "undercapitalized," respectively, and (ii) its supervisory rating of A, B, or C. Well-capitalized institutions with a supervisory rating of A pay $0.23 per $100 of deposits, while undercapitalized institutions with a rating of C pay $0.31 per $100 of deposits. The Savings Bank currently pays $0.23 per $100 of deposit.

   Legislation pending in Congress proposes a one-time assessment on all SAIF-insured deposits. The bill authorizes FDIC to make a one-time assessment, at a level determined by FDIC, on all SAIF-insured deposits held as of March 31, 1995. The total amount assessed will be forwarded directly to SAIF with none of the funds being used to pay interest on FICO debt. In addition, the bill authorizes FDIC to exempt some institutions from the assessment, such as those determined by FDIC as being weak or certain newly chartered thrifts. Exempt firms must make assessments at rates in effect on June 30, 1995, for the next three years. While the rate of the assessment is not established in the legislation, the Banking & Financial Services Committee estimates it will be equal to 68 basis points (68 cents per $100 of insured deposits). If the assessment occurs, the effect on the Savings Bank would be a pre-tax charge of approximately $1.0 million, but the Savings Bank s capital category would not be adversely affected. The Company is unable to predict at this time whether this legislation will be enacted and, if enacted, in what form.

   Community Reinvestment Act. Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance" and a written evaluation of each institution's performance. The Savings Bank received a satisfactory rating from the OTS in its most recent CRA examination. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings institution's CRA record and the member's record of lending to first-time home buyers. The Savings Bank intends to maintain its record of community lending and to meet or exceed the applicable CRA standards.

   Brokered Deposits. Pursuant to the FDIC regulations, well-capitalized institutions are subject to no brokered deposits limitations, while adequately capitalized institutions are able to accept, renew or rollover brokered deposit only (i) with a waiver from the FDIC, and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than 75 basis points (a) the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area, or (b) the yield equal to 120 basis points of the current yield on comparable maturity U.S. treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in which such deposits are being solicited.

   Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as

$1 million per day. In addition, regulators are provided with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIC has the authority to recommend to the Director of OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

   Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying
(i) maximum classified assets to capital ratios, (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for employment contracts and other compensation arrangement of executive officers, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to comply with the restrictions applicable under the prompt corrective action provisions of the FDI Act. The federal banking agencies, including the OTS and the FDIC, adopted guidelines on July 10, 1995 regarding safety and soundness standards.

   The OTS and the other federal banking agencies have adopted uniform regulations regarding real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the following types of real estate loans: raw land (65%); land development (75%); non-residential construction (80%); improved property (85%); and one-to-four family residential construction (85%). One-to-four family mortgages and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are expected to be backed by private mortgage insurance or readily marketable collateral. Institutions also are permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions to the loan-to-value standards are justified.

   Prompt Corrective Regulatory Action. The FDI Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, subject to narrow exceptions, the FDI Act requires the banking regulators to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDI Act authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be not less than 2% of assets.

   Under the OTS prompt corrective action regulation, generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital of less than 6.0%, a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institutions, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

   Capital Requirements. The Director of the OTS has adopted capital standards under which savings associations must maintain (i) "core capital" in an amount not less than 3% of total adjusted assets, (ii) "tangible capital" in an amount not less than 1.5% of total adjusted assets, and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets. The capital standards established by the OTS for savings associations must generally be no less stringent that those applicable to national banks.

   Under OTS regulations "core capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. In determining compliance with the capital standards, a savings association must deduct from capital its entire investment in and loans to any subsidiary engaged in activities not permissible for a national bank, other than subsidiaries (i) engaged in such non-permissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities; or (iii) that are themselves savings associations or companies, the only investment of which is another savings association, acquired prior to May 1, 1989.

   In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset), and
(iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets, less certain deductions). The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital.

   Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings association is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

   In determining compliance with the risk-based capital requirements, a savings association must determine its interest rate risk and, if such risk exceeds a certain level, it must deduct an interest rate risk component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirements. An association's interest rate risk (IRR) is measured by the decline in the net portfolio value (NPV) resulting from a 200 basis point increase or decrease in market interest rates, divided by the estimated economic value of its assets. If an association's measured IRR exposure exceeds 2%, it must then deduct an IRR component from total capital for determining its risk-based capital requirement. The IRR component is an amount equal to one-half the difference between its measured interest rate risk and 2%, multiplied by the estimated economic value of its total assets.

   The Savings Bank's Subsidiaries. The OTS regulations permit federal savings institutions to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 3% of an institution's assets, provided any investment over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries, in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's regulatory capital if the institution's investment is in compliance with applicable loans-to-one-borrower regulations. A savings institution which acquires a non-savings institution subsidiary, or which elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF.

   Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. The Savings Bank's total assessment for the year ended June 30, 1996, was approximately $69,000.

   Branching. A federally-chartered savings association may establish, retain or operate a branch outside of the state in which it has its home office if it qualifies as a domestic building and loan association under the Internal Revenue Code of 1986, as amended.

TRANSACTIONS WITH AFFILIATES

   Pursuant to HOLA, transactions engaged in by a savings institution or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party.

   Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Under Section 22(h), loans to an executive officer, director, or a greater than 10% shareholder of a savings institution, or certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the institution's loan-to-one-borrower limit. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers, and greater than 10% shareholders of a savings institution, and their respective affiliates, unless the loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. The Savings Bank was in compliance with these rules at June 30, 1996.

FEDERAL HOME LOAN BANK SYSTEM

   The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings institutions. As a member of the FHLB of Indianapolis, the Savings Bank is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 1996, the Savings Bank was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

   The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1 1/2 years. At June 30, 1996, the Savings Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

   Savings institutions also have the authority to borrow from the Federal Reserve discount window. Federal Reserve Board regulations, however, require savings institutions to exhaust all the FHLB sources before borrowing from a Federal Reserve Bank. The Federal Reserve Board regulations also place limitations upon a Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions by providing that a Federal Reserve Bank generally may not have advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period.

RECENT LEGISLATION

   In January, 1995, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 ("Riegle Act"). The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law, with permissible activities being phased-in between September 29, 1995, and June 1, 1997. Such interstate banking and branching activities are already permitted for federally-chartered savings associations. The Company is not able to predict with certainty the impact of this legislation on the banking industry, but expects that it will increase competition between banks and savings associations.

ADDITIONAL REGULATION

   The Savings Bank is also subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

   The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve Board.

   Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Savings Bank in particular would be affected thereby.

PERSONNEL

   As of June 30, 1996 the Company had 133 full-time equivalent employees. The employees are not represented by any collective bargaining unit. The Company believes its relations with its employees are good.

   The Company maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. The Company also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.

ITEM 2.  PROPERTIES

   The following table sets forth the location of the Company's savings bank offices, all of which are owned by the Savings Bank, as well as certain additional information relating to these offices as of June 30, 1996. The Savings Bank currently has one branch application on file, as the Savings Bank is planning to open a branch in nearby Newburgh, IN.
Also the Company is near completion of its Eastside Branch expansion, when completed the building will house the Savings Bank's branch, the Company, Village Management Corporation, and Village Securities Corporation. The Company expects to be operational at the new location during the second quarter of fiscal 1997. The Savings Bank currently has no plans to sell or close any existing branches. The Company's Savings Bank previously owned land, along the downtown Evansville riverfront with a book value of $281,500 approximately three blocks from the main office building.
This land was purchased in 1982 with the intent of constructing a new home office on the site. The Savings Bank entered into a contract for the sale of this property with Aztar Corporation for $1,000,000. This transaction was closed during the first quarter of fiscal 1996 and the gain of approximately $400,000, net of tax, was treated as other operating income.

                                        Year Facility           Net
Office Location                             Opened           Book Value
- ---------------                         -------------        ----------

Home Office                                  1974            $1,901,901
18 NW Fourth Street
Evansville, IN  47708

Eastside Branch                              1971             1,666,754
700 S. Green River Rd
Evansville, IN  47715

Northside Branch                             1976               222,064
4441 First Avenue
Evansville, IN  47710

Westside Branch                              1979               200,354
4801 W. Lloyd Expressway
Evansville, IN  47712


         The Company uses the premises of the Savings Bank for its office and equipment needs and pays rental fees for such use. Village Insurance Corporation and Village Securities Corporation are housed at the Savings Bank's principal Evansville office, but do not pay any rental fees for such use. FFCC, Village Community Development Corporation, and Village Housing Corporation lease office space in Indianapolis, Indiana. Village Management Corporation leases an office in Evansville, Indiana.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as discussed herein there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

         The discussion concerning the market for the Registrant's common equity and related shareholder matters under the heading "Market Summary" included in the 1996 Annual Report to Stockholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in the 1996 Annual Report to Stockholders on page 12 and is incorporated herein by reference. Additional information relating to stockholder matters can be found under the heading "Corporate Information" included in the 1996 Annual Report to Stockholders on page 64 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial and Other Data included in the 1996 Annual Report to Stockholders on page 5 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operation included in the 1996 Annual Report to Stockholders on pages 7 through 27 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required under this item are incorporated herein by reference to pages 28 through 59 of the 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         No response to this item is required.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 5 through 8 (up to but exclusive of the information presented under the caption "Certain Transactions and Other Matters Between Management and the Company" on page 8), and under the heading "Security Ownership Reporting" on page 21, (up to but exclusive of the information presented under the caption "Auditors of the Company", "Shareholders Proposals", and "Additional Information" on page 21), of the Company's definitive proxy statement dated September 9, 1996, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

         The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 9 through 21 (up to but exclusive of the information presented under the caption "Security Ownership of Management" on page 21) of the Company's definitive proxy statement dated September 9, 1996, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information to be provided under this Item is incorporated by reference to the information under the headings "Beneficial Ownership" on pages 3 and 4 (up to but exclusive of the information presented under the captions "Proxies" on page 4), and under the heading "Security Ownership of Management" on pages 19 through 21 (up to but exclusive of the information presented under the caption "Security Ownership Reporting" on page 21), of the definitive proxy statement dated September 9, 1996 as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information to be provided under this Item is incorporated by reference to the information under the heading "Certain Transactions and Other Matters Between Management and the Company" on page 8 and 9 (up to but exclusive of the information presented under the captions "Board Meeting", "Board Committees", and "Executive Compensation and Other Information" on page 9), of the Company's definitive proxy statement dated September 9, 1996 as filed with the Securities and Exchange Commission pursuant to Regulation 14A.








                 (This space intentionally left blank)

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements are included in
Item 8:

                                                        Page Number in
                                                         Annual Report
Independent Auditor's Report on
Consolidated Financial Statements                              28

Consolidated Balance Sheet
June 30, 1996 and 1995                                         29

Consolidated Statement of Income -
For the years ended June 30, 1996,
1995, and 1994                                                 30 and 31

Consolidated Statement of Changes in Stockholders'
Equity - For the years ended
June 30, 1996, 1995, and 1994                                  32 and 33

Consolidated Statement of Cash Flows -
For the years ended June 30, 1996, 1995, and 1994              34 and 35

Notes to Consolidated Financial Statements                     36 through 59

(2) See response to Item 14 (a) (1).   All other financial statement
schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) List of Exhibits

   Exhibit Number       Description
   --------------       -----------

    3 (a) Articles of Incorporation of the Company, filed as exhibit 3(a) to the Company's 1995 Annual Report on Form 10-K, are incorporated herein by reference.

    3 (b) By-Laws of the Company, filed as exhibit 3(b) to the Company's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

   10             (a)   The 1987 Incentive Stock Option Plan, filed as
                        exhibit 10(c) to the Company's 1995 Annual
                        Report on Form 10-K, is incorporated herein by reference.

                  (b)   The 1993 Director's Stock Option Plan, filed as
                        exhibit 10(d) to the Company's 1995 Annual
                        Report on Form 10-K, is incorporated herein by reference.

                  (c)   1995 Key Employee's Stock Option Plan.

   11 Statement regarding computation of per share earnings.

   13 1996 Annual Report to Stockholders of Fidelity Federal Bancorp (Incorporated in part into the Form 10-K by reference).

   21                   Subsidiaries of Fidelity Federal Bancorp.

   27                   Financial Data Schedule.

(b) No Form 8-K was filed during the last quarter of the fiscal year.

(c) See the list of exhibits in Item 14 (a) (3).

(d) No other financial statement schedules are required to be submitted.

                               SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of September, 1996.

                                       FIDELITY FEDERAL BANCORP
                                       Registrant

                                       By  /S/  M. BRIAN DAVIS
                                       ------------------------------
                                       M. Brian Davis
                                       President and Chief Operating Officer
                                       (Principal Executive Officer)

                                       By  /S/  DONALD R. NEEL
                                       ------------------------------
                                       Donald R. Neel, Senior Vice President,
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 18, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

By     /S/ BRUCE A. CORDINGLEY
       --------------------------------
           Bruce A. Cordingley
           Chairman of the Board

By     /S/ M. BRIAN DAVIS
       --------------------------------
           M. Brian Davis
           President, Chief Operating Officer
           and Director

By:    /S/ CURT J. ANGERMEIER
       --------------------------------
           Curt J. Angermeier, Director

By     /S/ WILLIAM R. BAUGH
       --------------------------------
           William R. Baugh, Director

By     /S/ JACK CUNNINGHAM
       --------------------------------
           Jack Cunningham, Director

By     /S/ ROBERT F. DOERTER
       --------------------------------
           Robert F. Doerter, Director

By     /S/ DAVID L. MARAMAN
       --------------------------------
           David L. Maraman, Director

By     /S/ MARK S. MATTINGLY
       --------------------------------
           Mark S. Mattingly, Director

By     /S/ BARRY A. SCHNAKENBURG
       --------------------------------
           Barry A. Schnakenburg, Director


                                       By  /S/  JACK CUNNINGHAM
                                           -----------------------------
                                       Jack Cunningham, Attorney-in-fact

                           INDEX TO EXHIBITS



Page     Exhibit Number                  Exhibit
- ---------------------------------------------------------------------------

             10(c)                   1995 Key Employee's Stock Option Plan.

             11                      Statement regarding computation of
                                     per share earnings.

             13                      1996 Annual Report to Stockholders
                                     of Fidelity Federal Bancorp
                                     (Incorporated in part into the Form
                                     10-K by reference).

             21                      Subsidiaries of Fidelity Federal
                                     Bancorp.

             27                      Financial Data Schedule.