Form 10-Q
period 1996-09-30
FIDELITY FEDERAL BANCORP
filed 1996-11-14
CIK 910492

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q




          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Quarter Ended September 30, 1996



                        FIDELITY FEDERAL BANCORP
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



          Indiana                    0-22880               35-1894432
----------------------------        ----------        -------------------
(State of other jurisdiction        Commission           (IRS Employer
     of Incorporation of             File No.         Identification No.)
     Organization)





                 18 N. W. Fourth Street, P. O. Box 1347
                    Evansville, Indiana  47706-1347
         -----------------------------------------------------
         (Address of principal executive offices)   (Zip Code)



                             (812) 424-0921
           --------------------------------------------------
           Registrant's telephone number, including area code



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X           NO
                              -----             -----

As of November 4, 1996, there were 2,492,793 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES

                                 Index



                                                                      Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet . . . . . . . . . . . . . . . . . . . .    3

   Consolidated statement of income . . . . . . . . . . . . . . . . .    4

   Consolidated statement of changes in stockholders' equity  . . . .    5

   Consolidated statement of cash flows . . . . . . . . . . . . . . .    6

   Notes to consolidated financial statements . . . . . . . . . . . .    7

  ITEM 2--Management's Discussion and Analysis of Financial

   Results of Operations and Condition  . . . . . . . . . . . . . . .   10

   Capital Resources and Capital Requirements . . . . . . . . . . . .   16

   Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                     PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)

                                                                  SEPTEMBER 30,         JUNE 30,
                                                                      1996                1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $   2,158,879       $   1,111,737
Short-term interest-bearing deposits                                    450,761           4,101,143
Federal funds sold                                                                        5,000,000
                                                                  --------------      --------------
       Total cash and cash equivalents                                2,609,640          10,212,880

Interest-bearing deposits                                                 5,370               5,370
Securities available for sale                                        17,828,076          17,458,474
Loans                                                               224,883,389         217,221,244
Allowance for loan losses                                            (1,870,363)         (1,058,894)
                                                                  --------------      --------------
    Net loans                                                       223,013,026         216,162,350
Premises and equipment                                                5,833,267           5,559,322
Federal Home Loan Bank of Indianapolis stock, at cost                 3,919,500           3,919,500
Other assets                                                          8,625,609           8,897,813
                                                                  --------------      --------------
       Total assets                                               $ 261,834,488       $ 262,215,709
                                                                  ==============      ==============

Liabilities
Deposits
    Non-interest bearing                                          $   6,091,299       $   5,099,938
    Interest-bearing                                                175,105,276         176,602,082
                                                                  --------------      --------------
       Total deposits                                               181,196,575         181,702,020
Federal funds purchased                                               7,400,000
Borrowings                                                           57,003,917          62,984,689
Advances by borrowers for taxes and insurance                           907,969             859,110
Other liabilities                                                     2,780,263           2,374,915
                                                                  --------------      --------------
    Total liabilities                                               249,288,724         247,920,734

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
    Issued - 2,495,516 and 2,495,040 shares
    Outstanding 2,493,516 and 2,495,040 shares                        2,495,516           2,495,040
Capital surplus                                                       8,788,416           8,785,148
Treasury stock - 2,000 shares
    at cost                                                             (32,250)
Stock warrants                                                          265,400             265,500
Retained earnings, substantially restricted                           1,145,370           2,888,866
Net unrealized losses on securities and mortgage-
    backed securities available for sale                               (116,688)           (139,579)
                                                                  --------------      --------------
       Total stockholders' equity                                    12,545,764          14,294,975
                                                                  --------------      --------------

Total liabilities and stockholders' equity                        $ 261,834,488       $ 262,215,709
                                                                  ==============      ==============

See notes to consolidated financial statements.

NOTE: The consolidated balance sheet at June 30, 1996 has been derived from the audited financial statements.

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME
                              (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                1996          1995
                                                            -------------------------
INTEREST INCOME
    Loans                                                   $ 4,754,751   $ 4,924,399
    Loans held for sale                                                         3,610
    Securities available for sale                               285,442       278,032
    Federal funds sold                                           16,989        50,007
    Interest-bearing deposits                                    17,197        30,404
    Other interest and dividend income                           77,341        63,271
                                                            -----------   -----------
       Total interest income                                  5,151,720     5,349,723
                                                            -----------   -----------

INTEREST EXPENSE
    Deposits                                                  2,472,309     2,700,709
    Federal Home Loan Bank advances                             652,587       870,642
    Federal funds purchased                                      39,801         3,944
    Other interest expense                                      409,092       362,762
                                                            -----------   -----------
       Total interest expense                                 3,573,789     3,938,057
                                                            -----------   -----------

NET INTEREST INCOME                                           1,577,931     1,411,666
    Provision for loan losses                                   850,000       110,000
                                                            -----------   -----------
Net interest income after provision for loan losses             727,931     1,301,666
                                                            -----------   -----------

NON-INTEREST INCOME
    Fee income-real estate development and management            78,810     1,406,994
    Service charges on deposit accounts                          69,546        30,404
    Net gain on sale of
       Loans                                                     28,048       111,348
       Premises and equipment                                       468       718,690
    Letter of credit fees                                       154,205        90,988
    Other income                                                277,022       298,861
                                                            -----------   -----------
       Total non-interest income                                608,099     2,657,285
                                                            -----------   -----------

NON-INTEREST EXPENSE
    Salaries and employee benefits                            1,121,628     1,075,125
    Net occupancy expense                                       112,148       122,719
    Equipment expense                                            83,963        98,056
    Data processing expense                                      73,027        65,316
    Deposit insurance expense                                 1,150,728        90,979
    Legal and professional fees                                 122,456        60,130
    Other expense                                               618,702       525,045
                                                            -----------   -----------
       Total non-interest expense                             3,282,652     2,037,370
                                                            -----------   -----------

Income before income tax                                     (1,946,622)    1,921,581
    Income tax expense                                         (702,228)      780,429
                                                            -----------   -----------
NET INCOME (LOSS)                                           $(1,244,394)  $ 1,141,152
                                                            ===========   ===========

PER SHARE:
Primary net income (loss)                                   $     (0.46)  $      0.42
Fully diluted net income (loss)                                   (0.46)         0.42
Average common and common equivalent shares
    outstanding                                               2,727,611     2,740,179

See notes to consolidated financial statements.

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                1996          1995
                                                            -------------------------

BEGINNING BALANCES                                          $14,294,975   $12,405,369
    Net income                                               (1,244,394)    1,141,152
    Net change in unrealized gain (loss) on securities
      available for sale                                         22,891       (34,950)
    Cash dividends                                             (499,103)     (329,072)
    Purchase of treasury stock                                  (32,250)
    Exercise of stock warrants                                    1,719       159,264
    Exercise of stock options                                     1,926        47,830
                                                            -----------   -----------

BALANCES, SEPTEMBER 30                                      $12,545,764   $13,389,593
                                                            ===========   ===========

See notes to consolidated condensed financial statements.

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          1996                  1995
                                                                     -----------------------------------
OPERATING ACTIVITIES
    Net income                                                       $ (1,244,394)         $  1,141,152
    Adjustments to reconcile net income to net cash provided
       by operating activities:
    Provision for loan losses                                             850,000               110,000
    Loss on sale of premises and equipment                                  5,457                34,737
    Gain on sale of premises and equipment                                   (468)             (718,690)
    Net (increase) decrease in real estate loans held for sale                                1,335,817
    Depreciation                                                           85,135                85,636
    Investment securities amortization (accretion), net                     3,243                 4,261
    Amortization of net loan origination fees and points                      (28)              (52,626)
    Changes in:
       Interest receivable and other assets                               272,204              (657,644)
       Interest payable and other liabilities                             404,986             1,377,595
                                                                     -------------         -------------
Net cash provided by operating activities                                 376,135             2,660,238
                                                                     -------------         -------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits
    Purchases of investment securities available for sale              (1,011,596)           (3,000,000)
    Proceeds from investment securities available for sale,
       sales and maturities                                               661,904             1,000,000
    Net changes in loans                                               (7,700,648)          (16,589,443)
    Purchases of premises and equipment                                  (364,426)             (307,053)
    Proceeds from sale of premises and equipment                              357             1,000,000
    Purchases of FHLB of Indianapolis stock                                                    (262,800)
                                                                     -------------         -------------
Net cash used by investing activities                                  (8,414,409)          (18,159,296)
                                                                     -------------         -------------

FINANCING ACTIVITIES
    Net change in:
       Noninterest-bearing, NOW, savings and money
         market deposits                                               (1,980,048)              768,362
       Certificates of deposit                                          1,474,603             1,681,168
    Net increase in federal funds purchased                             7,400,000
    Proceeds from borrowings                                              662,864               442,448
    Repayment of borrowings                                            (3,244,054)           (4,408,396)
    Proceeds from FHLB advances                                         7,600,000             6,056,000
    Repayment of FHLB advances                                        (10,999,582)           (1,299,466)
    Net change in advances by borrowers for taxes and insurance            48,859               353,538
    Purchase of treasury stock                                            (32,250)
    Cash dividends                                                       (499,003)             (269,612)
    Proceeds from exercise of stock warrants                                1,719               159,264
    Proceeds from exercise of stock options                                 1,926                47,830
                                                                     -------------         -------------
Net cash provided by financing activities                                 435,034             3,531,136
                                                                     -------------         -------------

Net change in Cash and Cash Equivalents                                (7,603,240)          (11,967,922)
Cash and Cash Equivalents, beginning of year                           10,212,880            16,432,965
                                                                     -------------         -------------
Cash and Cash Equivalents, September 30                               $ 2,609,640          $  4,465,043
                                                                     =============         =============

Additional Cash Flows and Supplementary information
    Cash paid for income taxes, net of refunds                        $   200,000          $     81,000
    Cash paid for interest                                              2,944,488             3,203,428
    Other real estate transfers                                                                  25,795

See notes to consolidated financial statements.

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

- ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of those expected for the remainder of the year.


- NET INCOME PER SHARE

Primary and fully diluted earnings per share have been computed based on the weighted average common and common equivalent shares outstanding during the periods. Common stock options and warrants are considered to be common equivalent shares to the extent they are dilutive.

- STOCKHOLDERS' EQUITY

Stockholders' equity has been adjusted to reflect the 10% stock dividend distributed on May 27, 1996. All per share and average share data have been adjusted to reflect the stock dividend.

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At September 30, 1996, a total of 38,115 of the shares originally reserved had been issued and 308,385 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At September 30, 1996, a total of 49,869 of the shares originally reserved had been issued and 365,631 remained reserved and unissued.

- CASH DIVIDEND

On August 21, 1996, the Board of Directors of the Company declared a dividend of $.20 per share payable on October 7, 1996 to stockholders of record on September 2, 1996.

- COMPANY SUBSIDIARIES

United Fidelity Bank, fsb ("Savings Bank") and Village Securities Corporation are two subsidiaries of the Company. The Savings Bank is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Securities Corporation was formed in December, 1994, but is presently inactive.

The Savings Bank's subsidiaries, Village Housing Corporation, Village Management Corporation and Village Community Development Corporation, and Fidelity Federal Capital Corporation (the "Affordable Housing Group") are involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. The Company has found that it may be advantageous for the Affordable Housing Group to finance, develop, build, rent and manage many types of housing, including IRS Section 42 housing, condominiums, market-rate multifamily housing, and others. Another subsidiary of the Savings Bank, Village Insurance Corporation, is engaged in the business of selling various insurance products.

Fidelity Federal Capital Corporation ("FFCC") is a mortgage banking company. On December 31, 1995, the Company transferred ownership of FFCC to the Savings Bank for a nominal amount. The transaction had the effect of increasing bank capital and regulatory capital ratios. FFCC will remain to be the mortgage banking arm of the Company in the financing of real estate, including holding and placing debt and equity interests in real estate. While loans packaged by FFCC to date have been referred to the Savings Bank for origination, management anticipates that FFCC may arrange for financing from other lenders, if the opportunity arises.

The proposed activities of Village Securities Corporation include full-service or discount brokerage services, private placements of securities and other securities-related activities. Village Securities Corporation is anticipating providing such services during the second quarter of fiscal 1997.

- ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 requires the Company to recognize as separate assets, mortgage servicing rights for loans originated with the intent to sell as well as purchased servicing rights. The adoption of SFAS No. 122 did not have a significant impact on the Company's operating results. Loan servicing costs are amortized in proportion to, and over the period of, estimated new servicing revenues. Fair values of mortgage servicing rights are based on the present value of estimated future cash flows. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining lives of such loans. The resulting asset or liability is amortized over the estimated servicing period using a method approximating the interest method.

- SEGMENT INFORMATION

The Company operates principally in two industries, banking and real estate development and management. The Savings Bank offers traditional banking products, such as checking, savings, and certificates of deposit, as well as mortgage, consumer, and commercial loans. Through the Affordable Housing Group, the Company is involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects.

Operating profit is total revenue less operating expenses. In computing operating profit, income taxes have been deducted.

Identified assets are principally those used in each segment. Real estate development and management activities conducted by the Company are not asset intensive. The assets in this segment primarily include cash received in the form of fees and land to be used for future developments.


Presented below is condensed financial information relating to the Company's business segments:


(IN THOUSANDS)                                                 THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1996            1995
                                                            -------------------------
REVENUE:
  Banking                                                   $   5,681       $   6,600
  Real estate development and management                           79           1,407
                                                            ---------       ---------
  Total consolidated                                        $   5,760       $   8,007
                                                            =========       =========

OPERATING PROFIT:
  Banking                                                   $    (790)      $     441
  Real estate development and management                         (454)            700
                                                            ---------       ---------
  Total consolidated                                        $  (1,244)      $   1,141
                                                            =========       =========

IDENTIFIABLE ASSETS:
  Banking                                                   $ 250,273       $ 264,061
  Real estate development and management                       11,561          11,369
                                                            ---------       ---------
  Total consolidated                                        $ 261,834       $ 275,430
                                                            =========       =========

DEPRECIATION AND AMORTIZATION:
  Banking                                                   $      71       $      68
  Real estate development and management                           14              18
                                                            ---------       ---------
  Total consolidated                                        $      85       $      86
                                                            =========       =========

CAPITAL EXPENDITURES:
  Banking                                                   $     363       $     299
  Real estate development and management                            1               8
                                                            ---------       ---------
  Total consolidated                                        $     364       $     307
                                                            =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

- RESULTS OF OPERATIONS

The net loss for the three months ended September 30, 1996 was $1,244,000, compared to $1,141,000 in net income for the same period last year. Fully diluted net loss per share was $.46 per share for the three months ended September 30, 1996, compared to net income of $.42 per share for the same period in 1995. The federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September required thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996. As a result, the Company recorded a charge of $1,040,000 during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances for the quarter. The Company's fee income from real estate development and management was down from $1,407,000 last year to $79,000 in the current quarter. These fees, which are transaction-based, are volatile in nature. There is no assurance that individual transactions, once initiated, will be completed.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended September 30, 1996 was $1,578,000 compared to $1,412,000 for the three month period ending September 30, 1995, an increase of $166,000 or 11.8%.

The Company's net interest margin for the quarter increased from 2.15% at September 30, 1995 to 2.57% at September 30, 1996. The average yield on interest earning assets increased slightly to 8.36% at September 30, 1996 compared to 8.14% at September 30, 1995. The average yield on interest bearing liabilities decreased 20 basis points from September 30, 1995 to 5.79% at September 30, 1996. The yield decrease was primarily in certificates of deposits, agent-acquired deposits and other borrowings. The agent-acquired funds previously acquired were at varying terms but at higher rates than would have been paid in the retail market. As a result of the Company's plan to reduce the rapid growth rate, the average balance of agent-acquired funds has decreased $11,502,000 from September 30, 1995. The Company sold over $57,000,000 of its fixed-rate mortgage loan portfolio during the latter part of fiscal 1996, thus allowing the Company the flexibility to let the agent acquired funds, which typically bear a higher rate, to mature or rollover at the prevailing rate, creating a favorable impact on the Company's net interest margin. Interest income for the quarter ended September 30, 1996, was $5,152,000 compared to $5,350,000 for the quarter ended September 30, 1995, a decrease of $198,000. These decreases are primarily due to the interest income lost from the above mentioned loan sale. Interest expense for the quarter ended September 30, 1996 decreased $364,000 over the corresponding period in 1995. This is the result of paying off FHLB advances and letting agent acquired funds mature or rollover at the prevailing rate.

NON-INTEREST INCOME.  Non-interest income for the quarter ended
September 30, 1996, was $608,000 compared to $2,657,000 for the same period in 1995, a decrease of $2,049,000.


NON-INTEREST INCOME
----------------------------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,            INCREASE
                                                                   1996           1995         (DECREASE)
                                                                 --------      ----------     ------------
Net income from real estate development and management           $ 78,810      $1,406,994     $(1,328,184)
Letter of credit fees                                             154,205          90,988          63,217
Service charges on deposit accounts                                69,546          30,404          39,142
Net gain on sale of loans                                          28,048         111,348         (83,300)
Gain on sale of fixed assets                                          468         718,690        (718,222)
Loan servicing rights net of amortization                          20,446          57,744         (37,298)
Dividend income                                                                    87,245         (87,245)
Real estate mortgage banking fees                                   2,500          31,350         (28,850)
Other                                                             254,076         122,522         131,554
                                                                 --------      ----------     ------------
  Total non-interest income                                      $608,099      $2,657,285     $(2,049,186)
                                                                 ========      ==========     ============

Non-interest income for the three months ended September 30, 1996, decreased by $2,049,000 as compared to the three months ended September 30, 1995. Net income from real estate development and management decreased by $1,328,000 as compared to the prior year. The Company can and will experience fluctuations in income associated with affordable housing projects. Typically the financing and development of these projects can span over one to two quarters, depending on various circumstances, thus creating fluctuations in earnings depending on the number of projects closed in each quarter. However, the fee income generated by the Affordable Housing Group during this period is not necessarily indicative of the fee income expected to be generated during the remainder of the year. The Affordable Housing Group has begun to encounter increased competition in the financing and development of multifamily housing. The IRS Section 42 tax credit program has been used by the Company to develop affordable housing for individuals with low to moderate incomes. In addition, the Company has provided financing for other developers which began utilizing the program. Since the IRS Section 42 tax credit program was created in 1986, competition has consistently increased in this area. As a result of the increase in the number of competitors in this industry, the Company has noted a reduction in the amount of fees it has been able to collect on individual transactions. The Company continues to develop new and innovative housing-related products to supplement its Section 42 activity. However, there is no assurance that those new products will be able to replace any loss of income from current activities. The Company has also recognized $154,000 in letter of credit fees compared to $91,000 in fiscal 1996, as an integral part of the Affordable Housing Group's real estate activities. Mortgage banking fees decreased $29,000 to $3,000 for the three months ended September 30, 1996 due to the reduced volume of multifamily housing transactions completed in the Savings Bank subsidiary, FFCC.

The Company's savings bank subsidiary sold a parcel of real estate during the first quarter of fiscal 1996 resulting in a gain of $719,000. The Company has not sold and has no plans at this time to sell additional real estate. Gain on sale of real estate loans decreased $83,000 as the volume of loans sold has decreased from the prior year. Service charges on deposit accounts increased $39,000 over the prior fiscal year as the Company's deposit base continues to grow. During the first quarter of fiscal 1996, the Company's savings bank subsidiary received $84,000 in dividend income on the stock the Savings Bank holds with its data processing co-operative, but none in fiscal 1997. Non-interest income increased by $132,000 from the prior year. Servicing fees on loans sold increased $32,000 over prior year as a result of an increased servicing portfolio. Agent fee income increased $115,000 over September 30, 1995 as a result of the Company originating auto loans as agent for another institution on consumer loans, while retaining a fee for services provided. Loan servicing rights decreased $28,000 as the volume of loans sold decreased and the expiration of a land option during the first quarter of fiscal 1996 resulted in $50,000 in income compared to none in fiscal 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $740,000 to $850,000 for the three months ended September 30, 1996 compared to $110,000 for the same period in 1995. As a result of the continued consolidation and standardization of the bank and thrift institutions, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowance for the quarter. The increase in the provision does not result from the identification of any particular problem credit or credits, but does reflect the increase of multifamily construction and commercial loans in the Company's loan portfolio.

NON-INTEREST EXPENSE.  Non-interest expense for the quarter ended
September 30, 1996, was $3,282,000 compared to $2,037,000 for the same period in 1995, an increase of $1,245,000.


NON-INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,            INCREASE
                                                                  1996            1995         (DECREASE)
                                                               ----------      ----------     ------------
Salaries and employee benefits                                 $1,121,628      $1,075,125     $    46,503
Legal and professional                                            122,456          60,130          62,326
Occupancy expense                                                 112,148         122,719         (10,571)
Equipment expense                                                  83,963          98,056         (14,093)
Deposit insurance                                               1,150,728          90,979       1,059,749
Data processing expense                                            73,027          65,316           7,711
Advertising                                                        68,651          65,797           2,854
Printing and supplies                                              55,792          64,526          (8,734)
Travel and lodging                                                 18,957          34,642         (15,685)
Telephone                                                          28,665          33,741          (5,076)
Postage                                                            25,619          25,337             282
Abandoned projects                                                135,136          12,477         122,659
Loss on investment                                                 23,913              --          23,913
Other operating expense                                           261,969         288,525         (26,556)
                                                               ----------      ----------     ------------
  Total non-interest expense                                   $3,282,652      $2,037,370     $ 1,245,282
                                                               ==========      ==========     ============

Salaries and employee benefits increased by $47,000 and accounted for only 3.7% of the increase in non-interest expense. Staffing level increases associated with the Company's loan diversification strategy, as well as increases in affordable housing activities were the primary reasons for this increase. Legal and professional fees increased $62,000 over prior year due to the increased activity in the Company's affordable housing subsidiaries. Occupancy and equipment expense decreases of $11,000 and $14,000, respectively, were primarily a result of decreases seen in repairs and maintenance expense compared to the three months ending September 30, 1995. As a result of the BIF-SAIF assessment previously discussed, a one-time assessment of $1,040,000 accounted for the increase in deposit insurance. Data processing expense has increased $8,000 over prior year due to the increased activity and volume associated with the growth of the Company. Printing and supplies decreased $9,000, while travel and lodging also decreased $16,000 from prior year. The Company's affordable housing subsidiaries continue to search for new sites to develop, but sometimes expenses are incurred on potential sites that do not materialize and are expensed as abandoned projects. Abandoned projects expense was $135,000 compared to $12,000 in the prior year as activity continues to increase in the affordable housing segment of the Company. The Company accounts for its investment in various affordable housing partnerships on the equity method. Currently the Company has written down its investment in various developments by $24,000 for the year-to-date. Other operating expenses decreased $27,000 from the prior year. The remaining decreases in other operating expense from prior year is comprised of various non-material items.

INCOME TAX EXPENSE. Income tax expense decreased $1,483,000 for the three months ended September 30, 1996 compared to the same period in 1995, due to the taxable net loss for the current quarter compared to the previous year's taxable net income for the quarter.

- FINANCIAL CONDITION

Total assets decreased by $381,000 from June 30, 1996 to approximately $261.8 million at September 30, 1996. The Company still continues to sell current fixed 1-4 family mortgage and passes through various consumer loans to another institution that meet certain criteria.

LOANS. The following table shows the composition of the Company's loan portfolio as of September 30, 1996 and June 30, 1996, excluding loans held for sale.


LOANS OUTSTANDING
-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                  SEPTEMBER 30,                JUNE 30,
                                                                      1996                       1996
                                                                  -------------                --------
Real estate mortgage loans
  First mortgage loans
     Conventional                                                   $102,570                   $106,288
     Construction                                                     41,791                     36,938
     Commercial                                                       20,146                     18,267
     Multifamily loans                                                15,422                     15,420
     First mortgage real estate loans purchased                        7,407                      7,612
     Real estate contracts                                                44                         56

  Commercial loans - other than secured by real estate                14,090                      9,393
  Consumer and home equity loans                                      23,272                     23,062
  Loans to depositors secured by savings                                 141                        185
                                                                    --------                   --------
     Total loans                                                     224,883                    217,221
                                                                    ========                   ========

Total assets                                                        $261,834                   $262,216
                                                                    ========                   ========
Total loans to total assets                                             85.9                      82.8%
                                                                    ========                   ========

Total loans increased by $7.7 million or 3.5% to $224.9 million at September 30, 1996, compared to June 30, 1996. Beginning in fiscal 1996, the Company opted to sell new loan production, recognize the gain or loss on the sale, and use the proceeds to fund new loan production. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products. The Savings Bank has arrangements pursuant to which it funds and acquires certain conventional first mortgage loans underwritten to Federal Home Loan Mortgage Corporation guidelines, originated by correspondents throughout Indiana and Ohio. The Company's construction loan category, which includes approximately $33.9 million in commercial and multi-family loans and $7.9 million in 1-4 family real estate loans, has increased $4.9 million since June 30, 1996. The Company has also experienced commercial loan growth of $4.7 million as the Company continues to expand the commercial loan operations to further diversify its loan portfolio.

NON-PERFORMING LOANS. The Company discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Non-accrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. Management believes that loans now current where there are reasonable doubts as to the ability of the borrower to comply with the present loan repayment terms are immaterial. The Company adopted SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures on July 1, 1995. The adoption of SFAS Nos. 114 and 118 did not have a material impact on the Company's financial position or results of operations. The Company has not experienced any impaired loans since the adoption of SFAS Nos. 114 and 118.


NON-PERFORMING LOANS
--------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                            SEPTEMBER 30,     JUNE 30,
                                                                1996            1996
                                                            -------------     --------

Nonaccrual loans                                                $328            $342
Restructured
90 days or more past due                                          55              43
                                                                -----           -----
  Total                                                         $383            $385
                                                                =====           =====

Percent of total loans                                          0.17%           0.18%
                                                                =====           =====

The ratio decreased from 0.18% at June 30, 1996, to 0.17% at September 30, 1996. Management is not aware of any loans that have not been disclosed that represent or result from trends or uncertainties which may have a material impact on the Company's future operating results, liquidity or capital resources.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The Savings Bank establishes its provision for loan losses and evaluates the adequacy of its allowance for loan losses based on management's evaluation of its loan portfolio and changes in loan activity. Such evaluation, which includes a review of all loans for which full collectiblity may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the composition of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. This evaluation is performed on a monthly basis and is designed to ensure that all relevant matters affecting loan collectibility will consistently be identified in a detailed loan review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowance and the provision for loan losses. The amounts actually reported in each period will vary with the outcome of this detailed review.

The following table sets forth an analysis of the allowance for loan losses for the three months ended September 30, 1996 and June 30, 1996.



ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                        SEPTEMBER 30,         JUNE 30,
                                                            1996                1996
                                                        ------------------------------
Allowance for loan losses:
    Balances, beginning of year                            $1,059              $  713
    Provision for losses                                      850                 110
    Loans charged off                                         (42)                (56)
    Recoveries on loans                                         3                   3
                                                           -------             -------
Balances, end of quarter                                   $1,870              $  770
                                                           =======             =======

As of September 30, 1996, net loan charge-offs were $39,000, or 0.07% (annualized) of average loans for the period, compared to $53,000 or 0.09% of average loans as of June 30, 1996. The provision for loan losses increased $740,000 for the three months ended September 30, 1996 compared to the previous year as the Company set aside $850,000 in loan loss allowance for the quarter in an ongoing effort to more closely resemble a commercial banking operation. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of September 30, 1996.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of September 30, 1996, the investment portfolio represented 6.8% of the Company's assets compared to 6.7% at June 30, 1996, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At September 30, 1996, the entire investment portfolio was classified as available for sale, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The net unrealized loss at September 30, 1996 was $117,000, which was comprised of gross gains of $57,000, gross losses of $265,000, and a tax benefit of $91,000. The decrease of $23,000 over June 30, 1996 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                              SEPTEMBER 30,           JUNE 30,
                                                                  1996                  1996
                                                              ------------            -------
                                                                        (IN THOUSANDS)
Securities available for sale:
    U.S. Treasury securities                                    $   501               $   504
    Federal agencies securities                                   4,381                 4,365
    Federal Home Loan Mortgage Corporation
        mortgage-backed securities                                6,193                 6,727
    Federal National Mortgage Association
        mortgage-backed securities                                1,680                 1,697
    Government National Mortgage Association
        mortgage-backed securities                                4,038                 4,165
    Municipal revenue bonds                                       1,035
                                                                -------               -------
        Total securities available for sale                     $17,828               $17,458
                                                                =======               =======

The Savings Bank's total investment securities portfolio increased by $370,000 at September 30, 1996, from June 30, 1996. The Savings Bank receives payments of principal and interest on its mortgage-backed securities on a monthly basis. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinances.

FUNDING SOURCES

DEPOSITS. The Savings Bank attracts both short-term and long-term deposits from the retail market by offering a wide assortment of accounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($100,000 or more), and variable rate IRA certificates.

Average deposits decreased by $4.2 million during the first three months of fiscal 1997. Most of the decrease was due to certificates of deposit acquired through agents, which decreased $15.4 million to $72.0 million at September 30, 1996. Retail certificate deposits have increased $1.2 million since June 30, 1996 as the Savings Bank continues to grow its core deposits. The Company's savings bank subsidiary began to market new NOW account products during the second quarter of fiscal 1996, which has significantly contributed to the $10.1 million increase in NOW accounts.


The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the year ended June 30, 1996 and for the three months ended September 30, 1996.

                                                           THREE MONTHS ENDED                 YEAR ENDED
                                                           SEPTEMBER 30, 1996               JUNE 30,  1996
                                                           ------------------               --------------
                                                          AVERAGE                       AVERAGE
                                                          BALANCE        RATE           BALANCE          RATE
                                                          -------        ----           -------          ----
                                                                         (DOLLARS IN THOUSANDS)
Average Deposits
    Demand                                                $  4,661                      $  3,898
    Now accounts                                            20,239       4.26%            10,092         3.95%
    Money market accounts                                    4,880       2.73              6,066         2.97
    Savings accounts                                         5,591       2.59              5,346         2.90
    Certificates of deposit                                 72,502       5.66             71,337         5.77
    Agent-acquired certificates of deposit                  71,992       6.34             87,366         6.52
                                                          --------                      --------
        Total                                             $179,865       5.43%          $184,105         5.73%
                                                          ========                      ========

BORROWINGS. The following table summarizes the Company's borrowings as of September 30, 1996, and June 30, 1996.

                                                                    SEPTEMBER 30,         JUNE 30,
                                                                        1996                1996
                                                                    -------------         --------
                                                                             (IN THOUSANDS)
Note payable, 7% adjusted annually, payable $16,943
   per month, including interest, due April 1, 2009,
   secured by specific multifamily mortgages                          $ 2,261             $ 2,266
Note payable, 10% adjusted annually, payable $8,621
   per month, including interest, due September 14, 2010,
   secured by specific multifamily mortgages                            1,015               1,015
Note payable, 10% adjusted annually, payable $13,182
   per month, interest only, principal and interest payments
   beginning November 1, 1996, due September 22, 2010,
   secured by specific multifamily mortgages                            1,552               1,552
Junior subordinated notes, 9 1/8%, interest paid
   semi-annually, due April 30, 2001, unsecured                         1,485               1,485
Junior subordinated notes, 9 1/4% interest paid
   semi-annually, due January 31, 2002 unsecured                        1,500               1,500
Senior subordinated notes, 10%, interest paid semi-
   annually, due June 1, 2005, unsecured                                7,000               7,000
Guaranteed investment contracts, interest rates of 5%,
   interest paid monthly, secured by qualifying first
   mortgage loans in an amount equal to 120% of the
   amount outstanding, due at various dates during
   1997 or on demand                                                    3,005               5,564
Treasury tax and loan note option                                         112                 129
Federal Home Loan Bank advances                                        39,074              42,474
                                                                      -------             -------
   Total                                                              $57,004             $62,985
                                                                      =======             =======

Borrowings decreased $6.0 million to $57.0 million at September 30, 1996. Borrowings have been slower or reduced during fiscal 1997 as the Company has continued selling its fixed rate 1-4 family loan production. This allows the Company to use the proceeds from the sale of loans to fund new loan originations and ease the need for additional borrowings in the future.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 6.36% at September 30, 1996, compared to 7.05% at June 30, 1996. The net loss for the period, a decrease in the unrealized gain (losses) on available for sale investments, and dividends paid and declared on common stock decreased the ratio. The Company's book value per share at September 30, 1996 was $5.03 as compared to $5.54 at June 30, 1996, as adjusted for the 10 percent stock dividend distributed on May 27, 1995.

The OTS has adopted capital standards under which savings associations must maintain (i) "core capital" in an amount not less than 3% of total assets, (ii) "tangible capital" in an amount not less than 1.5% of total adjusted assets, and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets. The capital standards established by the OTS for savings associations must generally be no less stringent than those applicable to national banks.

Under OTS regulations "core capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights. In determining compliance with the capital standards, a savings association must deduct from capital its entire investment in and loans to any subsidiary engaged in activities not permissible for a national bank, other than subsidiaries (i) engaged in such non-permissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities; or (iii) that are themselves savings associations, or companies the only investment of which is another insured depository institution, acquired prior to May 1, 1989.

In determining total risk-weighted assets for purposes of the risk based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset), and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions including the savings association's interest-rate risk component. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital.

At September 30, 1996, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                                                 (Dollars in Thousands)

                                                            Required
                           Amount            Percent         Amount         Percent         Excess
                          ------------------------------------------------------------------------
Core                      $16,316              6.36%        $ 7,693            3.0%        $ 8,623
Tangible                  $16,316              6.36%        $ 3,846            1.5%        $12,470
Risk-based                $22,987             11.32%        $16,242            8.0%        $ 6,745

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At September 30, 1996 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 6.36%.

The OTS adopted a final regulation adding an interest-rate risk component to its risk-based capital rule. A savings association's interest-rate risk is generally defined as the change that occurs to its net portfolio value as a result of a hypothetical two hundred basis point increase or decrease in market interest rates. A "normal level" of interest-rate risk is defined as any decline in net portfolio value of up to 2% of the institution's assets. If the 2% threshold is exceeded, a savings association will be required to deduct from its capital, for purposes of determining whether the institution meets its risk-based capital requirements, an amount equal to one-half of the difference between the measured risk and 2% of assets.

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

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 5.73% on September 30, 1996, down from 10.64% on June 30, 1996. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

                      PART II -- OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS:
        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries are a party of or which any of their property is the subject.


ITEM 2  CHANGES IN SECURITIES:
        Not applicable.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES:
        Not applicable.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        On October 16, 1996 at 11:00 AM, at the Company's principal executive offices at 18 N.W. Fourth Street, Evansville, Indiana, the Annual meeting of Shareholders was held in order to vote on one matter.

        Matter 1 was to elect three directors to the Board of Directors to serve for the ensuing term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Jack Cunningham was 2,143,942 for and 6,146 shares withheld. For Robert F. Doerter the vote tabulation was 2,108,318 for, and 18,016 shares withheld. For David L. Maraman the vote tabulation was 2,115,337 for, and 13,337 shares withheld.

        The following directors term continued after the meeting:  Curt
        J. Angermeier, William R. Baugh, Bruce A. Cordingley, M. Brian Davis, Mark S. Mattingly, and Barry Schnakenburg.


ITEM 5  OTHER INFORMATION:
        None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:
        a.    The following exhibit is submitted herewith:
              27 Financial Data Schedule

        Reports on Form 8-K
        b.    No reports were filed

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIDELITY FEDERAL BANCORP



Date: NOVEMBER 13, 1996     By:   /s/ M. BRIAN DAVIS
                                      ----------------------------------------
                                      M. Brian Davis
                                      President and COO



                            By:   /s/ DONALD R. NEEL
                                      ----------------------------------------
                                      Donald R. Neel,
                                      Senior Vice President, CFO and Treasurer
                                      (Principal Financial Officer)

                             Exhibit Index


Reg. S-K

Exhibit No.            Description of Exhibit                 Page
-----------            ----------------------                 ----

    27                 Financial Data Schedule                 21