Form 10-Q
period 1996-12-31
FIDELITY FEDERAL BANCORP
filed 1997-02-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                    For the Quarter Ended December 31, 1996



                            FIDELITY FEDERAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Indiana                     0-22880              35-1894432
   ----------------------------        ----------        -------------------
   (State of other jurisdiction        Commission           (IRS Employer
        of Incorporation of             File No.         Identification No.)
           Organization)





                      700 S. Green River Road, Suite 2000
                           Evansville, Indiana  47715
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)



                                 (812) 469-2100
               --------------------------------------------------
               Registrant's telephone number, including area code



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X           NO
                              -----             -----

As of February 11, 1997, there were 2,498,279 shares of the Registrant's common stock, $1 stated value, issued and outstanding.


Exhibit Index is on page 21.

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES

                                 Index



                                                                      Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet . . . . . . . . . . . . . . . . . . . .    3

   Consolidated statement of income . . . . . . . . . . . . . . . . .    4

   Consolidated statement of changes in stockholders' equity  . . . .    5

   Consolidated statement of cash flows . . . . . . . . . . . . . . .    6

   Notes to consolidated financial statements . . . . . . . . . . . .    7

  ITEM 2--Management's Discussion and Analysis of Financial

   Results of Operations and Condition  . . . . . . . . . . . . . . .   10

   Capital Resources and Capital Requirements . . . . . . . . . . . .   17

   Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                     PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        FIDELITY FEDERAL BANCORP
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)

                                                                   DECEMBER 31,         JUNE 30,
                                                                      1996                1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $     922,428       $   1,111,737
Short-term interest-bearing deposits                                  7,368,593           4,101,143
Federal funds sold                                                    5,000,000           5,000,000
                                                                  --------------      --------------
       Total cash and cash equivalents                               13,291,021          10,212,880

Interest-bearing deposits                                                 5,493               5,370
Securities available for sale                                        17,160,849          17,458,474
Loans                                                               211,858,261         217,221,244
Allowance for loan losses                                            (1,835,743)         (1,058,894)
                                                                  --------------      --------------
    Net loans                                                       210,022,518         216,162,350
Premises and equipment                                                6,375,588           5,559,322
Federal Home Loan Bank of Indianapolis stock, at cost                 3,919,500           3,919,500
Other assets                                                          9,396,344           8,897,813
                                                                  --------------      --------------
       Total assets                                               $ 260,171,313       $ 262,215,709
                                                                  ==============      ==============

Liabilities
Deposits
    Non-interest bearing                                          $   5,793,331       $   5,099,938
    Interest-bearing                                                182,439,815         176,602,082
                                                                  --------------      --------------
       Total deposits                                               188,233,146         181,702,020
Borrowings                                                           55,052,211          62,984,689
Advances by borrowers for taxes and insurance                           716,953             859,110
Other liabilities                                                     3,564,000           2,374,915
                                                                  --------------      --------------
    Total liabilities                                               247,566,310         247,920,734

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
    Issued - 2,499,072 and 2,495,040 shares
    Outstanding 2,489,072 and 2,495,040 shares                        2,499,072           2,495,040
Capital surplus                                                       8,812,761           8,785,148
Treasury stock - 10,000 shares
    at cost                                                            (101,500)
Stock warrants                                                          264,000             265,500
Retained earnings, substantially restricted                           1,162,711           2,888,866
Net unrealized losses on securities and mortgage-
    backed securities available for sale                                (32,041)           (139,579)
                                                                  --------------      --------------
       Total stockholders' equity                                    12,605,003          14,294,975
                                                                  --------------      --------------

Total liabilities and stockholders' equity                        $ 260,171,313       $ 262,215,709
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

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                                1996          1995               1996          1995
                                                             ------------------------        --------------------------
INTEREST INCOME
    Loans                                                    $4,732,394    $5,127,179        $ 9,487,145    $10,051,578
    Loans held for sale                                               -         4,032                  -          7,642
    Securities available for sale                               280,263       294,039            565,705        572,071
    Federal funds sold                                            1,669         6,653             18,658         56,660
    Interest-bearing deposits                                    45,515         8,918             62,712         39,322
    Other interest and dividend income                           77,342        70,240            154,683        133,511
                                                             ----------    ----------         ----------    -----------
       Total interest income                                  5,137,183     5,511,061         10,288,903     10,860,784
                                                             ----------    ----------         ----------    -----------

INTEREST EXPENSE
    Deposits                                                  2,584,575     2,678,950          5,056,884      5,379,659
    Federal Home Loan Bank advances                             544,336       948,180          1,196,923      1,818,822
    Federal funds purchased                                       9,191        77,946             48,992         81,890
    Other interest expense                                      372,206       315,877            781,298        678,639
                                                             ----------    ----------         ----------    -----------
       Total interest expense                                 3,510,308     4,020,953          7,084,097      7,959,010
                                                             ----------    ----------         ----------    -----------

NET INTEREST INCOME                                           1,626,875     1,490,108          3,204,806      2,901,774
    Provision for loan losses                                     5,000        60,000            855,000        170,000
                                                             ----------    ----------         ----------    -----------
Net interest income after provision for loan losses           1,621,875     1,430,108          2,349,806      2,731,774
                                                             ----------    ----------         ----------    -----------

NON-INTEREST INCOME
    Fee income-real estate development and management            92,681     1,220,145            171,491      2,627,139
    Service charges on deposit accounts                          76,922        42,662            146,468         73,066
    Gain on sale of
       Real estate loans                                         33,742       220,518             61,790        331,866
       Premises and equipment                                       146            75                614        718,765
    Letter of credit fees                                       169,768        85,946            323,973        176,934
    Real estate mortgage banking fees                           460,750       282,295            463,250        313,645
    Other income                                                403,067       309,003            677,589        576,514
                                                             ----------    ----------         ----------    -----------
       Total non-interest income                              1,237,076     2,160,644          1,845,175      4,817,929
                                                             ----------    ----------         ----------    -----------

NON-INTEREST EXPENSE
    Salaries and employee benefits                            1,148,419     1,042,216          2,270,047      2,117,341
    Net occupancy expense                                       119,555       115,485            231,703        238,204
    Equipment expense                                            95,385        91,363            179,348        189,419
    Data processing expense                                      79,952        76,172            152,979        141,488
    Deposit insurance expense                                   107,153       109,417          1,257,881        200,396
    Legal and professional fees                                  61,635        99,445            184,091        159,575
    Other expense                                               542,425       608,983          1,161,127      1,134,028
                                                             ----------    ----------         ----------    -----------
       Total non-interest expense                             2,154,524     2,143,081          5,437,176      4,180,451
                                                             ----------    ----------         ----------    -----------

Income before income tax                                        704,427     1,447,671         (1,242,195)     3,369,252
    Income tax expense                                          189,283       533,724           (512,945)     1,314,153
                                                             ----------    ----------         ----------    -----------
NET INCOME                                                   $  515,144    $  913,947           (729,250)     2,055,099
                                                             ==========    ==========         ==========    ===========

PER SHARE:
Primary net income                                           $     0.19    $     0.33              (0.27)          0.75
Fully diluted net income                                           0.19          0.33              (0.27)          0.73
Average common and common equivalent shares
    outstanding                                               2,692,865     2,814,890          2,710,652      2,812,260

See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                                1996          1995               1996          1995
                                                            -------------------------        --------------------------
BEGINNING BALANCES                                          $12,545,764   $13,389,593        $14,294,975    $12,405,369
    Net income                                                  515,144       913,947           (729,250)     2,055,099
    Net change in unrealized gain (loss) on securities
      available for sale                                         84,647        56,011            107,538         21,061
    Cash dividends                                             (497,802)     (564,028)          (996,905)      (893,100)
    Purchase of treasury stock                                  (69,250)            -           (101,500)             -
    Exercise of stock warrants                                   26,500       373,938             28,219        533,202
    Exercise of stock options                                         -        61,318              1,926        109,148
                                                            -----------   -----------        -----------    -----------

BALANCES, DECEMBER 31                                       $12,605,003   $14,230,779         12,605,003     14,230,779
                                                            ===========   ===========        ===========    ===========

See notes to consolidated condensed financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                          1996                1995
                                                                      --------------------------------
OPERATING ACTIVITIES
    Net income                                                        $  (729,250)        $ 2,055,099
    Adjustments to reconcile net income to net cash provided
       by operating activities:
    Provision for loan losses                                             855,000             170,000
    Loss on sale of premises and equipment                                  7,201              57,371
    Gain on sale of premises and equipment                                 (2,401)           (718,675)
    Net decrease in real estate loans held for sale                                         1,923,099
    Depreciation                                                          188,859             173,275
    Investment securities amortization, net                                 4,873               7,879
    Amortization of net loan origination fees and points                   (2,807)           (108,388)
    Changes in:
       Interest receivable and other assets                              (498,531)         (7,000,586)
       Interest payable and other liabilities                           1,135,350            (168,714)
                                                                      ------------        ------------
Net cash provided by operating activities                                 958,294          (3,609,640)
                                                                      ------------        ------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits                                  (123)               (127)
    Purchases of investment securities available for sale              (2,015,033)         (3,421,702)
    Proceeds from investment securities available for sale,
       sales and maturities                                             2,470,259           2,677,249
    Net changes in loans                                                5,287,639         (15,959,527)
    Purchases of premises and equipment                                (1,012,725)           (865,063)
    Proceeds from sale of premises and equipment                            2,800           1,000,000
    Purchases of FHLB of Indianapolis stock                                     -            (828,400)
                                                                      ------------        ------------
Net cash used by investing activities                                   4,732,817         (17,397,570)
                                                                      ------------        ------------

FINANCING ACTIVITIES
    Net change in:
       Noninterest-bearing, NOW, savings and money
         market deposits                                                  335,296           3,244,168
       Certificates of deposit                                          6,195,830           1,803,141
    Net increase in federal funds purchased                                     -           4,650,000
    Proceeds from borrowings                                            7,682,254           2,743,239
    Repayment of borrowings                                            (6,106,686)         (9,325,868)
    Proceeds from FHLB advances                                         7,600,000          16,556,000
    Repayment of FHLB advances                                        (17,108,046)        (13,691,458)
    Net change in advances by borrowers for taxes and insurance          (142,157)            144,222
    Purchase of treasury stock                                           (101,500)                  -
    Cash dividends                                                       (998,106)           (598,684)
    Proceeds from exercise of stock warrants                               28,219             533,202
    Proceeds from exercise of stock options                                 1,926             109,148
                                                                      ------------        ------------
Net cash provided by financing activities                              (2,612,970)          6,167,110
                                                                      ------------        ------------

Net change in Cash and Cash Equivalents                                 3,078,141         (14,840,100)
Cash and Cash Equivalents, beginning of year                           10,212,880          16,432,965
                                                                      ------------        ------------
Cash and Cash Equivalents, December 31                                $13,291,021         $ 1,592,865
                                                                      ============        ============

Additional Cash Flows and Supplementary information
    Cash paid for income taxes, net of refunds                        $   470,000         $ 1,521,000
    Cash paid for interest                                              7,161,066           7,913,462
    Other real estate transfers                                                 -              25,795
    Reclassification of real estate loans held for sale                         -          37,397,604

See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of those expected for the remainder of the year.


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

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At December 31, 1996, a total of 39,732 of the shares originally reserved had been issued and 306,768 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At December 31, 1996, a total of 52,076 of the shares originally reserved had been issued and 363,424 remained reserved and unissued.

CASH DIVIDEND
On November 20, 1996, the Board of Directors of the Company declared a dividend of $0.20 per share payable on January 6, 1997 to stockholders of record on December 2, 1996.

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

Fidelity Federal Capital Corporation ("FFCC") is a mortgage banking company. On December 31, 1995, the Company transferred ownership of FFCC to the Savings Bank for a nominal amount. The transaction had the effect of increasing bank capital and regulatory capital ratios. FFCC will continue to be the mortgage banking arm of the Company in the financing of real estate, including holding and placing debt and equity interests in real estate. While loans packaged by FFCC to date have been referred to the Savings Bank for origination and/or participation to other lenders, management anticipates that FFCC may arrange for financing directly from other lenders, if the opportunity arises.

The proposed activities of Village Securities Corporation include full-service or discount brokerage services, private placements of securities and other securities-related activities. Village Securities Corporation is anticipating providing such services during the third quarter of fiscal 1997.

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


Presented below is condensed financial information relating to the Company's business segments:


(IN THOUSANDS)                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                               1996            1995          1996         1995
                                                             ------------------------      ---------------------
REVENUE:
  Banking                                                    $  6,183        $  6,118      $ 11,806     $ 12,678
  Real estate development and management                          191           1,554           328        3,001
                                                             --------        --------      --------     --------
  Total consolidated                                         $  6,374        $  7,672      $ 12,134     $ 15,679
                                                             ========        ========      ========     ========

OPERATING PROFIT:
  Banking                                                    $    455        $    284      $   (335)    $    774
  Real estate development and management                           60             630          (394)       1,281
                                                             --------        --------      --------     --------
  Total consolidated                                         $    515        $    914      $   (729)    $  2,055
                                                             ========        ========      ========     ========

IDENTIFIABLE ASSETS:
  Banking                                                    $247,601        $264,873      $247,601     $264,873
  Real estate development and management                       12,570          12,653        12,570       12,653
                                                             --------        --------      --------     --------
  Total consolidated                                         $260,171        $277,526      $260,171     $277,526
                                                             ========        ========      ========     ========

DEPRECIATION AND AMORTIZATION:
  Banking                                                    $     87        $     69      $    158     $   137
  Real estate development and management                           17              18            31          36
                                                             --------        --------      --------     --------
  Total consolidated                                         $    104        $     87      $    189     $   173
                                                             ========        ========      ========     ========

CAPITAL EXPENDITURES:
  Banking                                                    $    584        $    531      $    947         830
  Real estate development and management                           60              61            61          69
                                                             --------        --------      --------     --------
  Total consolidated                                         $    644        $    592      $  1,008     $   899
                                                             ========        ========      ========     ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The net income for the three months ended December 31, 1996 was $515,000, compared to $914,000 in net income for the same period last year. Fully diluted net income per share was $.19 per share for the three months ended December 31, 1996, compared to net income of $.33 per share for the same period in 1995. The net loss for the six months ended December 31, 1996 was $719,000, compared to $2,055,000 in net income for the same period last year. Fully diluted net loss per share was $0.27 for the six months ended December 31, 1996, compared to net income of $0.73 per share for the same period in 1995. The federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September required thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996.
As a result, the Company recorded a charge of $1,040,000 during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances during the first quarter. The Company's fee income from real estate development and management was down from $2,627,000 last year to $171,000 in the first six months of fiscal 1997. These fees, which are transaction-based, are volatile in nature. There is no assurance that individual transactions, once initiated, will be completed. While the Company may continue to participate in development activities, it was shifted its focus to financing multifamily real estate for non-affiliated borrowers. The Company announced on January 21, 1997 an expense reduction plan calling for $1 million in after tax savings. The plan calls for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company's long term plan originally called for rapid internal growth to $500 million in assets. Management mobilized for the ambitious goal by appropriately staffing the Company to meet the increased demands of a larger organization. Recently, management determined that a more conservative growth plan would allow the Company to grow profitably without straining its capital resources. As such, some infrastructure that has been developed will not be required in the short run.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended December 31, 1996 was $1,627,000 compared to $1,490,000 for the three month period ending December 31, 1995, an increase of $137,000 or 9.2%. For the six months ended December 31, 1996 the net interest income increased $303,000 over the six months ending December 31, 1995, an 10.4% increase.

The Company's net interest margin for the quarter increased from 2.21% at December 31, 1995 to 2.69% at December 31, 1996. The average yield on interest earning assets increased 34 basis points to 8.50% at December 31, 1996 compared to 8.16% at December 31, 1995. The average yield on interest bearing liabilities decreased 15 basis points from December 31, 1995 to 5.81% at December 31, 1996. The yield decrease was primarily in certificates of deposits, agent-acquired deposits and other borrowings. The agent-acquired funds previously acquired were at varying terms but at higher rates than would have been paid in the retail market. As a result of the Company's plan to reduce the rapid growth rate, the balance of agent-acquired funds has decreased $21,131,000 from December 31, 1995. The Company sold over $57,000,000 of its fixed-rate mortgage loan portfolio during the latter part of fiscal 1996, thus allowing the Company the flexibility to let the agent acquired funds, which typically bear a higher rate, to mature or rollover at the prevailing rate, creating a favorable impact on the Company's net interest margin. Interest income for the quarter ended December 31, 1996, was $5,137,000 compared to $5,511,000 for the quarter ended December 31, 1995, a decrease of $374,000. These decreases are primarily due to the interest income lost from the above mentioned loan sale. Interest expense for the quarter ended December 31, 1996 decreased $511,000 over the corresponding period in 1995. This is the result of paying off FHLB advances and allowing agent acquired funds mature or rollover at the prevailing rate. The Company year-to-date margin increased 44 basis from 2.18% at December 31, 1995 to 2.62% at December 31, 1996. The Company is continuing to monitor the net interest margin which has been an area of increased concentration this year.

NON-INTEREST INCOME. Non-interest income for the quarter ended December 31, 1996, was $1,237,000 compared to $2,161,000 for the same period in 1995, a decrease of $924,000.


NON-INTEREST  INCOME
---------------------------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,              INCREASE
                                                                 1996            1995         (DECREASE)
                                                              ----------      ----------     ------------
Net income from real estate development and management        $  171,491      $2,627,139     $(2,455,648)
Letter of credit fees                                            323,973         176,934         147,039
Service charges on deposit accounts                              146,468          73,066          73,402
Net gain on sale of loans                                         61,790         331,866        (270,076)
Gain on sale of fixed assets                                         614         718,765        (718,151)
Loan servicing rights net of amortization                         47,568         241,198        (193,630)
Dividend income                                                    4,031          87,245         (83,214)
Real estate mortgage banking fees                                463,250         313,645         149,605
Agent fee income                                                 179,284               -         179,284
Servicing fees on loans sold                                      89,184          18,113          71,071
Other loan fees                                                   83,674          15,650          68,024
Other                                                            273,848         214,308          59,540
                                                              ----------      ----------     ------------
  Total non-interest income                                   $1,845,175      $4,817,929     $(2,972,754)
                                                              ==========      ==========     ============

Non-interest income for the six months ended December 31, 1996, decreased by $2,973,000 as compared to the six months ended December 31, 1995. Net income from real estate development and management decreased by $2,456,000 as compared to the prior year. The Affordable Housing Group has begun to encounter increased competition in the financing and development of multifamily housing. The IRS
Section 42 tax credit program has been used by the Company to develop affordable housing for individuals with low to moderate incomes. The Company has provided financing for other developers which began utilizing the program. Since the IRS
Section 42 tax credit program was created in 1986, competition has consistently increased in this area. As a result of the increase in the number of competitors in this industry, the Company has noted a reduction in the amount of fees it has been able to collect on individual transactions. The Company continues to develop new and innovative housing-related products to supplement its Section 42 activity. However, there is no assurance that those new products will be able to replace any loss of income from current activities. The Company has recognized $324,000 in letter of credit fees compared to $177,000 in fiscal 1996, as an integral part of the Affordable Housing Group's real estate activities. Mortgage banking fees increased $150,000 to $463,000 for the six months ended December 31, 1996 as the Company continues to increase its multifamily housing transactions completed by the Savings Bank subsidiary, FFCC.

The Company's savings bank subsidiary sold a parcel of real estate during the first quarter of fiscal 1996 resulting in a gain of $719,000. The Company has no plans at this time to sell additional real estate. Gain on sale of real estate loans decreased $270,000 as the volume of loans sold has decreased from the prior year. Also, a decrease in loan servicing rights of $194,000 was impacted by the decrease in loans sold, but it partially was offset by the increase in servicing fees on loans sold of $71,000 as the Company's servicing portfolio continues to grow. Service charges on deposit accounts increased $73,000 over the prior fiscal year as the Company's deposit base continues to grow. During the first six months of fiscal 1996, the Company's savings bank subsidiary received $87,000 in dividend income on the stock the Savings Bank holds with its data processing co-operative, compared to $4,000 in fiscal 1997. Agent fee income increased $179,000 over December 31, 1995 as a result of the Company originating auto loans as agent for another institution. Other loan fees increased $68,000 over the prior year due to prepayment penalties received on multifamily loans. Other non-interest income increased $60,000 from the prior year as dealer interest recapture increased $23,000 and title fee income increased $25,000.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the current quarter decreased $55,000 compared to the quarter ended December 31, 1995. The provision for loan losses increased $685,000 to $855,000 for the six months ended December 31, 1996 compared to $170,000 for the same period in 1995. As a result of the continued consolidation and standardization of the bank and thrift institutions, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowance for the first quarter of fiscal 1997. The increase in the provision for the current year does not result from the identification of any particular problem credit or credits, but does reflect the increase of multifamily construction and commercial loans in the Company's loan portfolio.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended December 31, 1996, was $2,155,000 compared to $2,143,000 for the same period in 1995, an increase of only $12,000 as the Company continues to work toward controlling non-interest expense items.


NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,              INCREASE
                                                                 1996            1995         (DECREASE)
                                                              ----------      ----------      -----------
Salaries and employee benefits                                $2,270,047      $2,119,222      $  150,825
Legal and professional                                           184,091         159,575          24,516
Occupancy expense                                                231,703         238,204          (6,501)
Equipment expense                                                179,348         189,462         (10,114)
Deposit insurance                                              1,257,881         200,396       1,057,485
Data processing expense                                          152,979         141,488          11,491
Advertising                                                      126,895         146,042         (19,147)
Loan participation expenses                                                       44,639         (44,639)
Printing and supplies                                            107,871         121,322         (13,451)
Travel and lodging                                                29,966          74,829         (44,863)
Telephone                                                         56,303          63,780          (7,477)
Postage                                                           50,559          57,999          (7,440)
Abandoned projects                                               145,136          59,614          85,522
Loss on investment                                               114,555          31,356          83,199
Other operating expense                                          529,842         532,523          (2,681)
                                                              ----------      ----------      -----------
  Total non-interest expense                                  $5,437,176      $4,180,451      $1,256,725
                                                              ==========      ==========      ===========

Non-interest expense for the six months ended December 31, 1996, was $5,437,000 compared to $4,180,000 for the same period in 1995, an increase of $1,257,000. Of the $1,257,000 increase, $1,044,000 was associated with the BIF-SAIF special assessment during the first quarter of fiscal 1997.

Salaries and employee benefits increased by $151,000 as staffing level increases associated with the Company's loan diversification strategy, were the primary reasons for this increase. Legal and professional fees increased $25,000 over prior year due to activity in the Company's housing subsidiaries. Occupancy and equipment expense decreases of $7,000 and $10,000, respectively, were primarily a result of decreases in repairs and maintenance expense compared to the six months ending December 31, 1995. Data processing expense increased $11,000 over prior year due to the increased activity and volume associated with the growth of the Company. Advertising expense decreased $19,000 due to a decrease in promotions. Loan participations expenses were zero in the current year to date compared to last year when the Company had several large affordable house projects that closed last year required loan participations, therefore creating the brokerage expenses. Printing and supplies also decreased $13,000 from the prior year. Travel and lodging decreased $45,000 as travel demand to various affordable housing projects in the construction and closing phase has decreased from prior the year. The Company's housing subsidiaries continue to search for new sites to develop and/or finance, but sometimes expenses are incurred on potential sites that do not materialize and are expensed as abandoned projects. Abandoned projects expense was $145,000 compared to $60,000 in the prior year. The Company accounts for its investment in various affordable housing partnerships on the equity method. Currently the Company has written down its investment in various developments by $115,000 for the year-to-date compared to the prior year of $31,000. Other operating expenses decreased $3,000 from the prior year.

INCOME TAX EXPENSE. Income tax expense decreased $1,827,000 for the six months ended December 31, 1996 compared to the same period in 1995, due to the taxable net loss for the current year compared to the previous year's taxable net income.

FINANCIAL CONDITION

Total assets decreased by $2,045,000 from June 30, 1996 to approximately $260,171,000 at December 31, 1996. The decrease is the result of the Company continuing to sell current fixed 1-4 family mortgage and passing through various consumer loans to another institution that meet certain criteria and the normal reduction in assets due to paydowns and payoffs.

LOANS. The following table shows the composition of the Company's loan portfolio as of December 31, 1996 and June 30, 1996, excluding loans held for sale.


LOANS OUTSTANDING
-------------------------------------------------------------------------------------------------------
(in thousands)
                                                                  DECEMBER 31,                 JUNE 30,
                                                                      1996                       1996
                                                                  ------------                 --------
Real estate mortgage loans
   First mortgage loans
       Conventional                                                 $101,510                   $106,288
       Construction                                                   37,037                     36,938
       Commercial                                                     23,763                     18,267
       Multifamily loans                                              10,702                     15,420
       First mortgage real estate loans purchased                      2,772                      7,612
       Real estate contracts                                              44                         56
   Commercial loans - other than secured by real estate               12,802                      9,393
   Consumer and home equity loans                                     23,099                     23,062
   Loans to depositors secured by savings                                129                        185
                                                                    --------                   --------
       Total loans                                                   211,858                    217,221
                                                                    ========                   ========

Total assets                                                        $260,171                   $262,216
                                                                    ========                   ========
Total loans to total assets                                             81.4%                      82.8%
                                                                    ========                   ========

Total loans decreased by $5.4 million or 2.5% to $211.9 million at December 31, 1996, compared to June 30, 1996. Beginning in fiscal 1996, the Company opted to sell new loan production, recognize the gain or loss on the sale, and use the proceeds to fund new loan production. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products. The Company's construction loan category, which includes approximately $29.5 million in commercial and multi-family loans and $7.5 million in 1-4 family real estate loans, has increased slightly since June 30, 1996, while commercial real estate loans have increased $5.5 million. The Company has also experienced commercial loan growth of $3.4 million as the Company continues to expand the commercial loan operations to further diversify its loan portfolio.

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

NON-PERFORMING LOANS
----------------------------------------------------------------------
(IN THOUSANDS)
                                            DECEMBER 31,      JUNE 30,
                                                1996            1996
                                            ------------      --------
Nonaccrual loans                                $389            $342
Restructured
90 days or more past due                         121              43
                                                ----            ----
   Total                                        $510            $385
                                                ====            ====

Percent of total loans                          0.24%           0.18%
                                                ====            ====

The ratio increased from 0.18% at June 30, 1996, to 0.24% at December 31, 1996 as non performing loans increased $125,000. Management is not aware of any loans that have not been disclosed that represent or result from trends or uncertainties which may have a material impact on the Company's future operating results, liquidity or capital resources.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The Company establishes its provision for loan losses and evaluates the adequacy of its allowance for loan losses based on management's evaluation of its loan portfolio and changes in loan activity. Such evaluation, which includes a review of all loans for which full collectiblity may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the composition of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. This evaluation is performed on a monthly basis and is designed to ensure that all relevant matters affecting loan collectibility will consistently be identified in a detailed loan review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowance and the provision for loan losses. The amounts actually reported in each period will vary with the outcome of this detailed review.

The following table sets forth an analysis of the allowance for loan losses for the six months ended December 31, 1996, and the year ended June 30, 1996.

ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------
(IN THOUSANDS)
                                            DECEMBER 31,         JUNE 30,
                                                1996               1996
                                            -----------------------------
Allowance for loan losses:
   Balances, beginning of year                 $1,059             $  713
   Provision for losses                           855                455
   Loans charged off                              (85)              (140)
   Recoveries on loans                              7                 31
                                               ------             ------
Balances, end of quarter                       $1,836             $1,059
                                               ======             ======

As of December 31, 1996, net loan charge-offs were $78,000, or 0.07% (annualized) of average loans for the period, compared to $109,000 or 0.05% of average loans as of June 30, 1996. The provision for loan losses increased $400,000 for the six months ended December 31, 1996 compared to the previous year end as the Company set aside $850,000 in loan loss allowance in the first quarter in an ongoing effort to more closely resemble a commercial banking operation. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of December 31, 1996.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of December 31, 1996, the investment portfolio represented 6.6% of the Company's assets compared to 6.7% at June 30, 1996, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At December 31, 1996, the entire investment portfolio was classified as available for sale, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The net unrealized loss at December 31, 1996 was $32,000, which was comprised of gross gains of $71,000, gross losses of $140,000, and a tax benefit of $37,000. The decrease of $108,000 over June 30, 1996 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.


                                                            DECEMBER 31,            JUNE 30,
                                                                1996                  1996
                                                            ------------            --------
                                                                      (IN THOUSANDS)
Securities available for sale:
   U.S. Treasury securities                                    $ 1,000               $   504
   Federal agencies securities                                   3,433                 4,365
   Federal Home Loan Mortgage Corporation
       mortgage-backed securities                                6,073                 6,727
   Federal National Mortgage Association
       mortgage-backed securities                                1,680                 1,697
   Government National Mortgage Association
       mortgage-backed securities                                3,938                 4,165
   Municipal revenue bonds                                       1,037
                                                               -------               -------

       Total securities available for sale                     $17,161               $17,458
                                                               =======               =======

The Savings Bank's total investment securities portfolio decreased by $297,000 at December 31, 1996, from June 30, 1996. The Savings Bank receives payments of principal and interest on its mortgage-backed securities on a monthly basis. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

FUNDING SOURCES

DEPOSITS. The Savings Bank attracts both short-term and long-term deposits from the retail market by offering a wide assortment ofaccounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($100,000 or more), and variable rate IRA certificates.

Average deposits decreased by $263,000 during the first six months of fiscal 1997. Most of the decreases were due to certificates of deposit acquired through agents, which decreased $13.4 million to $74.0 million at December 31, 1996 and money market accounts which decreased $1.7 million as a shift was seen to new products associated with NOW accounts. These decreases were offset by increases in demand and NOW accounts of $1.3 million and $9.9 million, respectively. The Company's savings bank subsidiary began to market new NOW account products during the second quarter of fiscal 1996, which has significantly contributed to the $9.9 million increase in NOW accounts. Retail certificate deposits have also increased $3.4 million since June 30, 1996 as the Savings Bank continues to grow its core deposits.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the year ended June 30, 1996 and for the six months ended December 31, 1996.


                                                          SIX MONTHS ENDED                   YEAR ENDED
                                                          DECEMBER 31, 1996                JUNE 30,  1996
                                                         -------------------           ---------------------
                                                          AVERAGE                       AVERAGE
                                                          BALANCE       RATE            BALANCE         RATE
                                                          -------       ----            -------         ----
                                                                       (DOLLARS IN THOUSANDS)
Average Deposits
   Demand                                                $  5,200                      $  3,898
   Now accounts                                            20,009       4.25%            10,092         3.95%
   Money market accounts                                    4,381       2.72              6,066         2.97
   Savings accounts                                         5,498       2.55              5,346         2.90
   Certificates of deposit                                 74,798       5.67             71,337         5.77
   Agent-acquired certificates of deposit                  73,956       6.33             87,366         6.52
                                                         --------                      --------
       Total                                             $183,842       5.44%          $184,105         5.73%
                                                         ========                      ========

BORROWINGS. The following table summarizes the Company's borrowings as of December 31, 1996, and June 30, 1996.


                                                                 DECEMBER 31,          JUNE 30,
                                                                     1996                1996
                                                                 ------------          --------
                                                                           (IN THOUSANDS)
Note payable, 7% adjusted annually, payable $16,943
   per month, including interest, due April 1, 2009,
   secured by specific multifamily mortgages                       $ 2,255             $ 2,266
Note payable, 7.75% adjusted annually, payable $7,272
   per month, including interest, due September 14, 2010,
   secured by specific multifamily mortgages                         1,013               1,015
Note payable, 7.75% adjusted annually, payable $11,119
   per month, including interest, due September 22, 2010,
   secured by specific multifamily mortgages                         1,549               1,552
Junior subordinated notes, 9 1/8%, interest paid
   semi-annually, due April 30, 2001, unsecured                      1,479               1,485
Junior subordinated notes, 9 1/4% interest paid
   semi-annually, due January 31, 2002 unsecured                     1,494               1,500
Senior subordinated notes, 10%, interest paid semi-
   annually, due June 1, 2005, unsecured                             7,000               7,000
Guaranteed investment contracts, interest rates ranging from
   5% to  5.63%, interest paid monthly, secured by qualifying first mortgage loans in an amount equal to 120% of the
   amount outstanding, due at various dates during
   1997 or on demand                                                 7,151               5,564
Treasury tax and loan note option                                      145                 129
Federal Home Loan Bank advances                                     32,966              42,474
                                                                   -------             -------
   Total                                                           $55,052             $62,985
                                                                   =======             =======

Borrowings decreased $7.9 million to $55.1 million at December 31, 1996. Borrowings have been slower or reduced during fiscal 1997 as the Company has continued selling its fixed rate 1-4 family loan production. This allows the Company to use the proceeds from the sale of loans to fund new loan originations and ease the need for additional borrowings in the future.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 6.45% at December 31, 1996, compared to 7.05% at June 30, 1996. The net loss for the period, dividends paid and declared on common stock, and the purchase of treasury stock decreased theratio, while a decrease in the unrealized loss on available for sale investments and the exercise of stock warrants and options partially offset the decrease. The Company's book value per share at December 31, 1996 was $5.06 as compared to $5.54 at June 30, 1996, as adjusted for the 10 percent stock dividend distributed on May 27, 1995.

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

In determining total risk-weighted assets for purposes of the risk based requirement, (i) each off-balance sheet asset must beconverted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 100% (again depending upon the nature of the asset), and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions including the savings association's interest-rate risk component. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital.

At December 31, 1996, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                                             (Dollars in Thousands)

                                                        Required
                       Amount           Percent          Amount        Percent          Excess
                      ------------------------------------------------------------------------
Core                  $16,262              6.45%        $ 7,563            3.0%        $ 8,699
Tangible              $16,262              6.45%        $ 3,782            1.5%        $12,480
Risk-based            $22,897             11.04%        $16,598            8.0%        $ 6,299

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At December 31, 1996 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 6.45%.

The OTS adopted a final regulation adding an interest-rate risk component to its risk-based capital rule. A savings association's interest-rate risk is generally defined as the change that occurs to its net portfolio value as a result of a hypothetical two hundred basis point increase or decrease in market interest rates. A "normal level" of interest-rate risk is defined as any decline in net portfolio value of up to 2% of the institution's assets. If the 2% threshold is exceeded, a savings association will be required to deduct from its capital, for purposes of determining whether the institution meets its risk-based capital requirements,an amount equal to one-half of the difference between the measured risk and 2% of assets.

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

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 9.12% on December 31, 1996, down from 10.64% on June 30, 1996. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

                          PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS:
         ------------------
         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries are a party of or which any of their property is the subject.


ITEM 2   CHANGES IN SECURITIES:
         ----------------------
         Not applicable.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES:
         --------------------------------
         Not applicable.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------
         None

ITEM 5   OTHER INFORMATION:
         ------------------
         None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------
         a.    The following exhibit is submitted herewith:
               27 Financial Data Schedule

         Reports on Form 8-K

         a.    Report on Form 8-K was filed on January 21, 1997.

               The Company reduced the cash dividend from twenty cents per share to ten cents per share in order to facilitate additional capital formation.

         b.    Report on Form 8-K was filed on January 24, 1997.

               The Board of Directors of Fidelity Federal Bancorp announced the approval of an expense reduction plan for the Company. The plan calls for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company is attempting to find after tax cost savings of approximately $1,000,000 or $0.36 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FIDELITY FEDERAL BANCORP



Date: FEBRUARY 14, 1997                 By:   /s/ M. BRIAN DAVIS
                                             ---------------------------------
                                             M. Brian Davis
                                             President and CEO



                                       By:   /s/ DONALD R. NEEL
                                             ---------------------------------
                                             Donald R. Neel,
                                             Executive Vice President, CFO and
                                             Treasurer (Principal Financial
                                             Officer)

                                 Exhibit Index


Reg. S-K

Exhibit No.               Description of Exhibit                 Page
---------------------------------------------------------------------
   27                     Financial Data Schedule                 22