Form 10-Q
period 1997-03-31
FIDELITY FEDERAL BANCORP
filed 1997-05-15
CIK 910492

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                     For the Quarter Ended March 31, 1997



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

                        YES    X           NO
                             ------            -----

As of May 9, 1997, there were 2,487,387 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 21.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                                    Index



                                                                        Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

      Consolidated balance sheet  . . . . . . . . . . . . . . . . .       3

      Consolidated statement of income  . . . . . . . . . . . . . .       4

      Consolidated statement of changes in stockholders' equity . .       5

      Consolidated statement of cash flows  . . . . . . . . . . . .       6

      Notes to consolidated financial statements  . . . . . . . . .       7

  ITEM 2--Management's Discussion and Analysis of Results of
          Operation and Financial Condition

      Results of Operations   . . . . . . . . . . . . . . . . . . .      10

      Financial Condition . . . . . . . . . . . . . . . . . . . . .      13

      Capital Resources and Capital Requirements  . . . . . . . . .      17

      Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . .      18


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .       19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

ITEM 1 - FINANCIAL STATEMENTS
                        PART I - FINANCIAL INFORMATION

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                      MARCH 31,              JUNE 30,
                                                                        1997                    1996
______________________________________________________________________________________________________
ASSETS
Cash and due from banks                                            $  1,173,004          $  1,111,737
Short-term interest-bearing deposits                                  4,167,364             4,101,143
Federal funds sold                                                                          5,000,000
                                                                   ------------          ------------
       Total cash and cash equivalents                                5,340,368            10,212,880

Interest-bearing deposits                                                 5,493                 5,370
Securities available for sale                                        16,766,336            17,458,474
Loans                                                               210,360,183           217,221,244
Allowance for loan losses                                            (1,781,806)           (1,058,894)
                                                                   ------------          ------------
   Net loans                                                        208,578,377           216,162,350
Premises and equipment                                                6,382,293             5,559,322
Federal Home Loan Bank of Indianapolis stock, at cost                 3,919,500             3,919,500
Other assets                                                          9,292,429             8,897,813
                                                                   ------------          ------------
       Total assets                                                $250,284,796          $262,215,709
                                                                   ============          ============

LIABILITIES
Deposits
   Non-interest bearing                                            $  5,240,450          $  5,099,938
   Interest-bearing                                                 180,562,631           176,602,082
                                                                   ------------          ------------
       Total deposits                                               185,803,081           181,702,020
Borrowings                                                           48,886,349            62,984,689
Advances by borrowers for taxes and insurance                         1,148,749               859,110
Other liabilities                                                     1,581,795             2,374,915
                                                                   ------------          ------------
   Total liabilities                                                237,419,974           247,920,734

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
   Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
   Authorized - 5,000,000 shares
     Issued - 2,500,110 and 2,495,040 shares
     Outstanding 2,490,110 and 2,495,040 shares                       2,500,110             2,495,040
Capital surplus                                                       8,819,178             8,785,148
Treasury stock - 10,000 shares at cost                                 (101,500)
Stock warrants                                                          263,700               265,500
Retained earnings, substantially restricted                           1,442,774             2,888,866
Net unrealized losses on securities and mortgage-
   backed securities available for sale                                (59,440)             (139,579)
                                                                   ------------          ------------
       Total stockholders' equity                                    12,864,822            14,294,975
                                                                   ------------          ------------

Total liabilities and stockholders' equity                         $250,284,796          $262,215,709
                                                                   ============          ============

See notes to consolidated financial statements.

NOTE: The consolidated balance sheet at June 30, 1996 has been derived from the audited financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                               1997          1996               1997          1996
                                                            ------------------------        -------------------------
INTEREST INCOME
   Loans                                                    $4,509,187    $4,407,678        $13,996,332   $14,459,256
   Loans held for sale                                                       609,156                          616,798
   Securities available for sale                               268,605       253,820            834,310       825,891
   Federal funds sold                                           51,700         8,491             70,358        65,151
   Interest-bearing deposits                                    29,919         8,795             92,631        48,117
   Other interest and dividend income                           75,865        77,961            230,548       211,472
                                                            ----------    ----------        -----------   -----------
       Total interest income                                 4,935,276     5,365,901         15,224,179    16,226,685
                                                            ----------    ----------        -----------   -----------

INTEREST EXPENSE
   Deposits                                                  2,488,593     2,602,263          7,545,477     7,981,922
   Federal Home Loan Bank advances                             483,079       858,797          1,680,002     2,677,619
   Federal funds purchased                                                    39,269             48,992       121,159
   Other interest expense                                      428,344       342,721          1,209,642     1,021,360
                                                            ----------    ----------        -----------   -----------
       Total interest expense                                3,400,016     3,843,050         10,484,113    11,802,060
                                                            ----------    ----------        -----------   -----------

NET INTEREST INCOME                                          1,535,260     1,522,851          4,740,066     4,424,625
   Provision for loan losses                                    60,000        75,000            915,000       245,000
                                                            ----------    ----------        -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,475,260     1,447,851          3,825,066     4,179,625
                                                            ----------    ----------        -----------   -----------

NON-INTEREST INCOME
   Fee income-real estate development and management            90,178       924,314            261,669     3,551,453
   Service charges on deposit accounts                          78,544        46,054            225,012       119,120
   Gain on sale of
       Real estate loans                                        19,453       (18,318)            81,243       313,548
       Premises and equipment                                                                       614       718,765
   Letter of credit fees                                       184,949       133,995            508,922       310,929
   Real estate mortgage banking fees                           535,489       373,500            998,739       687,145
   Agent fee income                                            111,455        15,401            290,739        15,401
   Other income                                                189,160       205,706            687,465       782,220
                                                            ----------    ----------        -----------   -----------
       Total non-interest income                             1,209,228     1,680,652          3,054,403     6,498,581
                                                            ----------    ----------        -----------   -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                            1,145,391     1,201,811          3,415,438     3,319,152
   Net occupancy expense                                       103,085       122,963            334,788       361,167
   Equipment expense                                            97,360        93,723            276,708       283,142
   Data processing expense                                      77,142        75,258            230,121       216,746
   Deposit insurance expense                                    18,284       108,873          1,276,165       309,269
   Legal and professional fees                                  70,182       219,071            254,273       378,646
   Other expense                                               451,780       440,359          1,612,907     1,574,387
                                                            ----------    ----------        -----------   -----------
       Total non-interest expense                            1,963,224     2,262,058          7,400,400     6,442,509
                                                            ----------    ----------        -----------   -----------

INCOME BEFORE INCOME TAX                                       721,264       866,445           (520,931)    4,235,697
   Income tax expense                                          192,273       297,168           (320,672)    1,611,321
                                                            ----------    ----------        -----------   -----------
NET INCOME                                                    $528,991      $569,277           (200,259)    2,624,376
                                                            ==========    ==========        ===========   ===========

PER SHARE:
   Primary net income                                       $     0.20     $    0.20              (0.07)         0.95
   Fully diluted net income                                       0.20          0.20              (0.07)         0.95
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                               2,630,667     2,811,261          2,686,040     2,772,535


See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity
                                 (Unaudited)

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 MARCH 31,                           MARCH 31,
                                                           1997            1996                1997             1996
                                                       ---------------------------         ----------------------------
BEGINNING BALANCES                                     $12,605,003     $14,230,779         $14,294,975       12,405,369
   Net income                                              528,991         569,277            (200,259)       2,624,376
   Net change in unrealized gain (loss) on securities
     available for sale                                    (27,399)        (87,855)             80,139          (66,794)
   Cash dividends                                         (248,935)       (565,601)         (1,245,840)      (1,458,701)
   Purchase of treasury stock                                                                 (101,500)
   Exercise of stock warrants                                5,169          74,755              33,388          607,957
   Exercise of stock options                                 1,993                               3,919          109,148
                                                       -----------     -----------         -----------       ----------

BALANCES, MARCH 31                                     $12,864,822     $14,221,355          12,864,822       14,221,355
                                                       ===========     ===========         ===========       ==========

See notes to consolidated condensed financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          1997                1996
                                                                      ------------------------------
OPERATING ACTIVITIES
   Net income                                                         $ (200,259)         $2,624,376
   Adjustments to reconcile net income to net cash provided
       by operating activities:
   Provision for loan losses                                             915,000             245,000
   Loss on sale of premises and equipment                                  7,201              59,309
   Gain on sale of premises and equipment                                 (2,401)           (718,500)
   Net decrease in real estate loans held for sale                                         1,923,099
   Depreciation                                                          305,438             265,527
   Investment securities amortization (accretion), net                     5,780             (38,348)
   Amortization of net loan origination fees and points                   (5,314)           (129,190)
   Changes in:
       Interest receivable and other assets                             (394,616)         (2,432,375)
       Interest payable and other liabilities                           (582,262)          1,043,263
                                                                      ----------          ----------
Net cash provided by operating activities                                 48,567           2,842,161
                                                                      ----------          ----------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                  (123)               (127)
   Purchases of investment securities available for sale              (2,015,033)         (8,764,283)
   Proceeds from investment securities available for sale,
       sales and maturities                                            2,820,740           6,216,473
   Net changes in loans                                                6,674,287         (18,735,820)
   Purchases of premises and equipment                                (1,133,209)         (1,323,539)
   Purchase of land                                                                         (333,352)
   Proceeds from sale of real estate                                                       1,000,000
   Purchases of FHLB of Indianapolis stock                                                  (828,400)
                                                                      ----------          ----------
Net cash provided (used) by investing activities                       6,346,662         (22,769,048)
                                                                      ----------          ----------

FINANCING ACTIVITIES
   Net change in:
       Noninterest-bearing, NOW, savings and money
         market deposits                                                 448,529          12,020,078
       Certificates of deposit                                         3,652,532          (1,275,013)
   Proceeds from borrowings                                            8,326,529           4,904,998
   Repayment of borrowings                                            (7,555,495)        (11,085,395)
   Proceeds from FHLB advances                                         7,600,000          16,556,000
   Repayment of FHLB advances                                        (22,469,374)        (14,012,035)
   Net change in advances by borrowers for taxes and insurance           289,639             480,248
   Purchase of treasury stock                                           (101,500)
   Cash dividends                                                     (1,495,908)         (1,162,712)
   Proceeds from exercise of stock warrants                               33,388             607,957
   Proceeds from exercise of stock options                                 3,919             109,148
                                                                      ----------          ----------
Net cash provided (used) by financing activities                     (11,267,741)          7,143,274
                                                                      ----------          ----------

Net change in Cash and Cash Equivalents                               (4,872,512)        (12,783,613)
Cash and Cash Equivalents, beginning of year                          10,212,880          16,432,965
                                                                      ----------          ----------
Cash and Cash Equivalents, March 31                                   $5,340,368          $3,649,352
                                                                      ==========          ==========

Additional Cash Flows and Supplementary information
   Cash paid for income taxes, net of refunds                        $   590,000          $1,742,000
   Cash paid for interest                                              9,721,585          11,364,355
   Transfers of other real estate                                                             34,900
   Reclassification of real estate loans held for sale                                    29,058,640

See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

-   ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of those expected for the remainder of the year.


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

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At March 31, 1997, a total of 39,732 of the shares originally reserved had been issued and 306,768 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At March 31, 1997, a total of 52,907 of the shares originally reserved had been issued and 362,593 remained reserved and unissued.

-   CASH DIVIDEND

On January 15, 1997, the Board of Directors declared a dividend of $0.10 per share payable on April 7, 1997 to stockholders of record on March 3, 1997.

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

The proposed activities of Village Securities Corporation include full-service or discount brokerage services, private placements of securities and other securities-related activities. Village Securities Corporation is anticipating providing such services during fiscal 1998.

-   ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 requires the Company to recognize as separate assets, mortgage servicing rights for loans originated with the intent to sell, as well as purchased servicing rights. The adoption of SFAS No. 122 did not have a significant impact on the Company's operating results. Loan servicing costs are amortized in proportion to, and over the period of, estimated new servicing revenues. Fair values of mortgage servicing rights are based on the present value of estimated future cash flows. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining lives of such loans. The resulting asset or liability is amortized over the estimated servicing period using a method approximating the interest method.

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


Presented below is condensed financial information relating to the Company's business segments:


(IN THOUSANDS)                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      MARCH 31,                   MARCH 31,
                                                                1997            1996          1997        1996
                                                             ------------------------       -------------------
REVENUE:
  Banking                                                    $  5,518        $  5,748       $17,018     $18,486
  Real estate development and management                          626           1,298         1,260       4,239
                                                             --------        --------       -------     -------
    Total consolidated                                       $  6,144        $  7,046       $18,278     $22,725
                                                             ========        ========       =======     =======

OPERATING PROFIT:
  Banking                                                    $    631        $     69      $    296     $   943
  Real estate development and management                         (102)            500          (496)      1,681
                                                             --------        --------       -------     -------
  Total consolidated                                         $    529        $    569      $   (200)    $ 2,624
                                                             ========        ========       =======     =======

IDENTIFIABLE ASSETS:
  Banking                                                    $236,833        $264,748      $236,833    $264,748
  Real estate development and management                       13,452          15,390        13,452      15,390
                                                             --------        --------       -------     -------
  Total consolidated                                         $250,285        $280,138      $250,285    $280,138
                                                             ========        ========       =======     =======

DEPRECIATION AND AMORTIZATION:
  Banking                                                    $     97        $     73      $    255    $    210
  Real estate development and management                           18              20            49          56
                                                             --------        --------       -------     -------
  Total consolidated                                         $    115        $     93      $    304    $    266
                                                             ========        ========       =======     =======

CAPITAL EXPENDITURES:
  Banking                                                    $    114        $    480      $  1,061    $  1,311
  Real estate development and management                            8             312            69         380
                                                             --------        --------       -------     -------
  Total consolidated                                         $    122        $    792      $  1,130    $  1,691
                                                             ========        ========       =======     =======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

-  RESULTS OF OPERATIONS

The net income for the three months ended March 31, 1997 was $529,000, compared to $569,000 in net income for the same period last year. Fully diluted net income per share was $.20 per share for the three months ended March 31, 1997, compared to same net income per share in 1996. The net loss for the nine months ended March 31, 1997, was $200,000, compared to $2,624,000 in net income for the same period last year. Fully diluted net loss per share was $0.07 for the nine months ended March 31, 1997, compared to net income of $0.95 per share for the same period in 1996. The federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September required thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996. As a result, the Company recorded a charge of $1,040,000 during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances during the first quarter of fiscal 1997. The Company's fee income from real estate development and management was down from $3,551,000 last year to $683,000 in the first nine months of fiscal 1997. These fees, which are transaction-based, are volatile in nature. There is no assurance that individual transactions, once initiated, will be completed. While the Company may continue to participate in development activities, it has shifted its focus to financing multifamily real estate for non-affiliated borrowers. The Company has not exited the development industry, but has reduced its activities prospectively. However it intends to remain active in financing multifamily transactions.

The Company announced on January 21, 1997 an expense reduction plan calling for $1 million in after tax savings. The plan calls for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company's long term plan originally called for rapid internal growth to approximately $500 million in assets. Management mobilized for the ambitious goal by appropriately staffing the Company to meet the increased demands of a larger organization. Recently, management determined that a more conservative growth plan would allow the Company to grow profitably without straining its capital resources. As such, some infrastructure that has been developed will not be required in the short run.

On April 25, 1997 the Company announced its third quarter results and the completion of the cost reduction program. The Company completed the cost reduction program ahead of schedule and is anticipating an annual savings of approximately $2.0 million on a pretax basis or about $.44 per share after tax.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended March 31, 1997, was $1,535,000 compared to $1,523,000 for the three month period ending March 31, 1996, an increase of $12,000. For the nine months ended March 31, 1997, net interest income increased $315,000 over the nine months ending March 31, 1996, a 7.1% increase.

The Company's net interest margin for the quarter increased from 2.35% at March 31, 1996, to 2.64% at March 31, 1997. The average yield on interest earning assets increased 19 basis points to 8.46% at March 31, 1997, compared to 8.27% at March 31, 1996. The average yield on interest bearing liabilities decreased 10 basis points from March 31, 1996, to 5.87% at March 31, 1997.
The yield decrease was primarily in certificates of deposits, agent-acquired deposits and other borrowings. The agent-acquired funds previously acquired were at varying terms but at higher rates than would have been paid in the retail market. As a result of the Company's plan to reduce the rapid growth rate, the average balance of agent-acquired funds has decreased $16,073,000 from March 31, 1996. The Company sold over $57,000,000 of its fixed-rate mortgage loan portfolio during the latter part of fiscal 1996, thus allowing the Company the flexibility to allow the agent acquired funds, which typically bear a higher rate, to mature or rollover at the prevailing rate, creating a favorable impact on the Company's net interest margin. Interest income for the quarter ended March 31, 1997, was $4,935,000 compared to $5,366,000 for the quarter ended March 31, 1996, a decrease of $431,000. These decreases are primarily due to the interest income lost from the above mentioned loan sale. Interest expense for the quarter ended March 31, 1997, decreased $443,000 over the corresponding period in 1996. This is the result of paying off FHLB advances and allowing agent acquired funds mature or rollover at the prevailing rate. The Company's year-to-date margin increased 40 basis from 2.24% at March 31, 1996, to 2.64% at March 31, 1997. The Company is continuing to monitor the net interest margin which has been an area of increased concentration this year.

NON-INTEREST INCOME. Non-interest income for the quarter ended March 31, 1996, was $1,209,000 compared to $1,681,000 for the same period in 1996, a decrease of $472,000.


NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,               INCREASE
                                                                 1997            1996         (DECREASE)
                                                                 ----            ----         ----------
Net income from real estate development and management        $  261,669      $3,551,453     $(3,289,784)
Letter of credit fees                                            508,922         310,929         197,993
Service charges on deposit accounts                              225,012         119,120         105,892
Net gain on sale of loans                                         81,243         313,548        (232,305)
Gain on sale of fixed assets                                      18,401         718,765        (700,364)
Loan servicing rights net of amortization                         64,684         322,222        (257,538)
Dividend income                                                   13,770          85,535         (71,765)
Real estate mortgage banking fees                                998,739         687,145         311,594
Agent fee income                                                 290,739          15,401         275,338
Servicing fees on loans sold                                     133,562          39,061          94,501
Other loan fees                                                   96,565          40,184          56,381
Other                                                            361,097         295,218          65,879
                                                              ----------      ----------     ------------
   Total non-interest income                                  $3,054,403      $6,498,581     $(3,444,178)
                                                              ==========      ==========     ============

Non-interest income for the nine months ended March 31, 1997, decreased by $3,444,000 as compared to the nine months ended March 31, 1996. Net income from real estate development and management decreased by $3,330,000 as compared to the prior year. The Affordable Housing Group has encountered increased competition in the financing and development of multifamily housing. The IRS Section 42 tax credit program has been used by the Company to develop affordable housing for individuals with low to moderate incomes. The Company has provided financing for other developers which began utilizing the program. Since the IRS Section 42 tax credit program was created in 1986, competition has consistently increased in this area. As a result of the increase in the number of competitors in this industry, the Company has noted a significant reduction in the amount of fees it has been able to collect on individual transactions. The Company continues to develop new and innovative housing-related products to supplement its Section 42 activity. However, there is no assurance that those new products will be able to replace any loss of income from current activities. The Company has recognized $509,000 in letter of credit fees compared to $311,000 in fiscal 1996, as an integral part of the Affordable Housing Group's real estate activities. Mortgage banking fees increased $312,000 to $999,000 for the nine months ended March 31, 1997, as the Company remains active in the financing of multifamily housing transactions through its savings bank subsidiary, FFCC.

The Company's savings bank subsidiary sold a parcel of real estate during the first quarter of fiscal 1996 resulting in a gain of $719,000. The Company has no plans at this time to sell additional real estate. Gain on sale of real estate loans decreased $232,000 as the volume of loans sold has decreased from the prior year. Also, a decrease in loan servicing rights of $258,000 was impacted by the decrease in loans sold, but was partially offset by the increase in servicing fees on loans sold of $95,000 as the Company's servicing portfolio continues to grow. Service charges on deposit accounts increased $106,000 over the prior fiscal year as the Company's deposit base continues to grow. During the first nine months of fiscal 1996, the Company's savings bank subsidiary received $87,000 in dividend income on the stock the Savings Bank holds with its data processing co-operative, compared to $14,000 in fiscal 1997. Agent fee income increased $275,000 over March 31, 1996, as a result of the Company originating auto loans as agent for another institution. Other loan fees increased $56,000 over the prior year due to prepayment penalties received on multifamily loans. Other non-interest income increased $66,000 from the prior year as dealer interest recapture increased $26,000 and title fee income increased $25,000.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the current quarter decreased $15,000 compared to the quarter ended March 31, 1996. The provision for loan losses increased $670,000 to $915,000 for the nine months ended March 31, 1997, compared to $245,000 for the same period in 1996. As a result of the continued consolidation and standardization of the bank and thrift institutions, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowance during the first quarter of fiscal 1997. The increase in the provision for the current year does not result from the identification of any particular problem credit or credits, but does reflect the increase of multifamily construction and commercial loans in the Company's loan portfolio.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended March 31, 1997, was $1,963,000 compared to $2,262,000 for the same period in 1996, an decrease of only $299,000 as the Company continues to work toward controlling non-interest expense items.


NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------------

                                                     NINE MONTHS ENDED
                                                         MARCH 31,               INCREASE
                                                   1997            1996         (DECREASE)
                                                   ----            ----         ----------
Salaries and employee benefits                  $3,415,438      $3,319,152     $    96,286
Legal and professional                             254,273         378,646        (124,373)
Occupancy expense                                  334,788         361,167         (26,379)
Equipment expense                                  276,708         283,142          (6,434)
Deposit insurance                                1,276,165         309,269         966,896
Data processing expense                            230,121         216,746          13,375
Advertising                                        177,272         199,018         (21,746)
Loan participation expenses                                         51,713         (51,713)
Printing and supplies                              143,695         156,817         (13,122)
Travel and lodging                                  40,472         105,105         (64,633)
Telephone                                           86,234          94,671          (8,437)
Postage                                             78,826          87,724          (8,898)
Abandoned projects                                 177,090          59,614         117,476
Loss on investment                                 130,154          54,213          75,941
Other operating expense                            779,164         765,512          13,652
                                                ----------      ----------     ------------
   Total non-interest expense                   $7,400,400      $6,442,509     $   957,891
                                                ==========      ==========     ============

Non-interest expense for the nine months ended March 31, 1997, was $7,400,000 compared to $6,443,000 for the same period in 1996, an increase of $958,000. Non-interest expense declined by $82,000, when accounting for the BIF-SAIF assessment of $1,040,000.

Salaries and employee benefits increased by $96,000 as staffing level increases associated with the Company's loan diversification strategy, were the primary reasons for this increase. As mentioned in our earlier discussion, the cost reduction program has been completed and the Company should begin to reap benefits starting in the fourth quarter and continuing into fiscal 1998. Legal and professional fees decreased $124,000 from the prior year due to decreased activity in the Company's housing subsidiaries. Occupancy and equipment expense decreases of $26,000 and $6,000, respectively, were primarily a result of decreases in real estate taxes and repairs and maintenance expense compared to the nine months ending March 31, 1996. Data processing expense increased $13,000 over prior year due to the increased activity and volume associated with the growth of the Company. Advertising expense decreased $22,000 due to a decrease in promotions. Loan participations expenses were zero in the current year to date compared to $52,000 last year when the Company had several large affordable housing loans that were participated. Printing and supplies also decreased $13,000 from the prior year. Travel and lodging decreased $65,000 due to the decrease in affordable housing activity. Telephone and postage expense decreased $8,000 and $9,000, respectively from the prior year as usage was down. The Company's housing subsidiaries continue to search for new sites to develop and/or finance, but sometimes expenses are incurred on potential sites that do not materialize and are expensed as abandoned projects. Abandoned projects expense was $177,000 compared to $60,000 in the prior year, an increase of$117,000. The Company accounts for its investment in various affordable housing partnerships on the equity method. Currently the Company has written down its investment in various developments by $130,000 for the year-to-date compared to the prior year of $54,000. These writedowns are offset by tax credits received for the investments in these developments. Other operating expenses increased $14,000 from the prior year as the Company continues to place emphasis on controlling cost.

INCOME TAX EXPENSE. Income tax expense decreased $1,932,000 for the nine months ended March 31, 1997, compared to the same period in 1996, due to the taxable net loss for the current year compared to the previous year's taxable net income.

-  FINANCIAL CONDITION

Total assets decreased by $11,931,000 from June 30, 1996, to approximately $250,285,000 at March 31, 1997. The decrease is the result of the Company continuing to sell current fixed 1-4 family mortgages, the pass through of various consumer loans to another institution that meet certain criteria and the normal reduction in assets due to paydowns and payoffs.

LOANS. The following table shows the composition of the Company's loan portfolio as of March 31, 1997, and June 30, 1996, excluding loans held for sale.


LOANS OUTSTANDING
---------------------------------------------------------------------------------------------------
(in thousands)
                                                                MARCH 31,                  JUNE 30,
                                                                  1997                       1996
                                                                --------                   --------
Real estate mortgage loans
 First mortgage loans
   Conventional                                                 $ 94,321                   $106,288
   Construction                                                   37,328                     36,938
   Commercial                                                     28,673                     18,267
   Multifamily loans                                              10,321                     15,420
   First mortgage real estate loans purchased                      3,208                      7,612
   Real estate contracts                                              44                         56
 Commercial loans - other than secured by real estate             12,100                      9,393
 Consumer and home equity loans                                   24,249                     23,062
 Loans to depositors secured by savings                              116                        185
                                                                --------                   --------
   Total loans                                                   210,360                    217,221
                                                                ========                   ========

Total assets                                                    $250,285                   $262,216
                                                                ========                   ========
Total loans to total assets                                         84.0%                      82.8%
                                                                ========                   ========

Total loans decreased by $6.9 million or 3.2% to $210.4 million at March 31, 1997, compared to June 30, 1996. Beginning in fiscal 1996, the Company opted to sell new single family loan production, recognize the gain or loss on the sale, and use the proceeds to fund new single family loan production. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products. The Company's construction loan category, which includes approximately $32.6 million in commercial and multi-family loans and $4.7 million in 1-4 family real estate loans, has increased slightly since June 30, 1996, while commercial real estate loans have increased $10.4 million as the Company continues to expand the portfolio. The Company has also experienced commercial loan growth of $2.7 million as the Company continues to expand the commercial loan operations to further diversify its loan portfolio.

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


NON-PERFORMING LOANS
------------------------------------------------------------------------
(in thousands)

                                               MARCH 31,        JUNE 30,
                                                 1997             1996
                                               ---------        --------
Nonaccrual loans                                 $238             $342
Restructured
90 days or more past due                           95               43
                                                 -----            -----
   Total                                         $333             $385
                                                 =====            =====

Percent of total loans                           0.16%            0.18%
                                                 =====            =====

The ratio decreased from 0.18% at June 30, 1996, to 0.16% at March 31, 1997 as non-performing loans decreased $52,000. Management is not aware of any loans that have not been disclosed that represent or result from trends or uncertainties which may have a material impact on the Company's future operating results, liquidity or capital resources.

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

The following table sets forth an analysis of the allowance for loan losses for the nine months ended March 31, 1997, and the year ended June 30, 1996.


ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------
(IN THOUSANDS)

                                                 MARCH 31,          JUNE 30,
                                                   1997               1996
                                                 ---------------------------
Allowance for loan losses:
   Balances, beginning of year                    $1,059             $  713
   Provision for losses                              915                455
   Loans charged off                                (203)              (140)
   Recoveries on loans                                11                 31
                                                  ------             ------
Balances, end of quarter                          $1,782             $1,059
                                                  ======             ======

As of March 31, 1997, net loan charge-offs were $192,000, or 0.22% (annualized) of average loans for the period, compared to $109,000 or 0.05% of average loans as of June 30, 1996. The provision for loan losses increased $460,000 for the nine months ended March 31, 1997 compared to the previous year as the Company set aside $850,000 in loan loss allowance in the first quarter in an ongoing effort to more closely resemble commercial banking allowance levels. The allowance for loan losses to total loans outstanding increased from .49% at June 30, 1996 to .85% at March 31, 1997. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of March 31, 1997.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of March 31, 1997, the investment portfolio represented 6.7% of the Company's assets compared to same at June 30, 1996, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At March 31, 1997, the entire investment portfolio was classified as available for sale, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The net unrealized loss at March 31, 1997 was $59,000, which was comprised of gross gains of $78,000, gross losses of $190,000, and a tax benefit of $53,000. The decrease of $80,000 over June 30, 1996 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                               MARCH 31,             JUNE 30,
                                                                 1997                  1996
                                                               ---------             --------
                                                                       (IN THOUSANDS)
Securities available for sale:
   U.S. Treasury securities                                    $   995               $   504
   Federal agencies securities                                   3,418                 4,365
   Federal Home Loan Mortgage Corporation
       mortgage-backed securities                                5,888                 6,727
   Federal National Mortgage Association
       mortgage-backed securities                                1,643                 1,697
   Government National Mortgage Association
       mortgage-backed securities                                3,789                 4,165
   Municipal revenue bonds                                       1,033
                                                               -------               -------

       Total securities available for sale                     $16,766               $17,458
                                                               =======               =======

The Savings Bank's total investment securities portfolio decreased by $692,000 at March 31, 1997, from June 30, 1996. The Savings Bank receives payments of principal and interest on its mortgage-backed securities on a monthly basis. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

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

Average deposits increased by $444,000 during the first nine months of fiscal 1997. Most of the decreases were due to certificates of deposit acquired through agents, which decreased $15.0 million to $72.3 million at March 31, 1997 and money market accounts which decreased $2.0 million as a shift was seen to new products associated with NOW accounts. These decreases were offset by increases in demand and NOW accounts of $1.2 million and $10.4 million, respectively. The Company's savings bank subsidiary began to actively market NOW account products during the second quarter of fiscal 1996, which has significantly contributed to the $10.4 million increase in NOW accounts. Retail certificates of deposit have also increased $5.6 million since June 30, 1996 as the Savings Bank continues to grow its core deposits.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the year ended June 30, 1996 and for the nine months ended March 31, 1997.

                                                          NINE MONTHS ENDED                YEAR ENDED
                                                           MARCH 31, 1997                JUNE 30,  1996
                                                          -----------------            -------------------
                                                          AVERAGE                      AVERAGE
                                                          BALANCE      RATE            BALANCE        RATE
                                                          -------      ----            -------        ----
                                                                        (DOLLARS IN THOUSANDS)
Average Deposits
   Demand                                                 $  5,093                     $  3,898
   Now accounts                                             20,528     4.22%             10,092       3.95%
   Money market accounts                                     4,098     2.72               6,066       2.97
   Savings accounts                                          5,518     2.54               5,346       2.90
   Certificates of deposit                                  76,963     5.67              71,337       5.77
   Agent-acquired certificates of deposit                   72,349     6.32              87,366       6.52
                                                          --------     -----           --------       -----
       Total                                              $184,549     5.43%           $184,105       5.73%
                                                          ========     =====           ========       =====

BORROWINGS. The following table summarizes the Company's borrowings as of March 31, 1997, and June 30, 1996.

                                                               MARCH 31,            JUNE 30,
                                                                 1997                 1996
                                                               ---------            --------
                                                                       (IN THOUSANDS)
Note payable, 7% adjusted annually, payable $16,943
   per month, including interest, due April 1, 2009,
   secured by specific multifamily mortgages                    $ 2,249             $ 2,266
Note payable, 7.75% adjusted annually, payable $7,272
   per month, including interest, due September 14, 2010,
   secured by specific multifamily mortgages                      1,011               1,015
Note payable, 7.75% adjusted annually, payable $11,119
   per month, including interest, due September 22, 2010,
   secured by specific multifamily mortgages                      1,545               1,552
Junior subordinated notes, 9 1/8%, interest paid
   semi-annually, due April 30, 2001, unsecured                   1,476               1,485
Junior subordinated notes, 9 1/4% interest paid
   semi-annually, due January 31, 2002 unsecured                  1,494               1,500
Senior subordinated notes, 10%, interest paid semi-
   annually, due June 1, 2005, unsecured                          7,000               7,000
Guaranteed investment contracts, interest rates ranging from
   5% to  5.63%, interest paid monthly, secured by qualifying first mortgage loans in an amount equal to 120% of the
   amount outstanding, due at various dates during
   1997 or on demand                                              6,398               5,564
Treasury tax and loan note option                                   109                 129
Federal Home Loan Bank advances                                  27,604              42,474
                                                                -------             -------
   Total                                                        $48,886             $62,985
                                                                =======             =======

Borrowings decreased $14.1 million to $48.9 million at March 31, 1997. Borrowings have been slower or reduced during fiscal 1997 as the Company has continued selling its fixed rate 1-4 family loan production. This allows the Company to use the proceeds from the sale of loans to fund new loan originations and ease the need for additional borrowings in the future.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 6.63% at March 31, 1997, compared to 7.05% at June 30, 1996. The net loss for the period, dividends paid and declared on common stock, and the purchase of treasury stock decreased theratio, while a decrease in the unrealized loss on available for sale investments and the exercise of stock warrants and options partially offset the decrease. The Company's book value per share at March 31, 1997 was $5.17 as compared to $5.54 at June 30, 1996, as adjusted for the 10 percent stock dividend distributed on May 27, 1996.

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

At March 31, 1997, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                                                    (Dollars in Thousands)

                                                            Required
                           Amount            Percent         Amount         Percent         Excess
                          ------------------------------------------------------------------------
Core                      $16,230              6.63%        $ 7,343            3.0%        $ 8,887
Tangible                  $16,230              6.63%        $ 3,671            1.5%        $12,559
Risk-based                $22,812             10.89%        $16,758            8.0%        $ 6,054


Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At December 31, 1996 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 6.63%.

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

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 6.77% on March 31, 1997, down from 10.64% on June 30, 1996. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

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


ITEM 3  DEFAULTS UPON SENIOR SECURITIES:
        --------------------------------
        Not applicable.



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        ----------------------------------------------------
        None

ITEM 5  OTHER INFORMATION:
        ------------------
        None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------
        a.     The following exhibit is submitted herewith:
               27 Financial Data Schedule

        Reports on Form 8-K

        a.     Report on Form 8-K was filed on March 31, 1997.

               The Company announced that David L. Maraman, President, CEO, and director of United Fidelity Bank and director of the Company, has resigned effective March 25, 1997 to pursue other interest.

               Jack Cunningham, a 40 year employee, has been named President and CEO of the savings bank, and will continue to serve as Vice Chairman and director of the Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIDELITY FEDERAL BANCORP



Date: MAY 15, 1997                     By:     /s/   M. BRIAN DAVIS
      ------------------------                 -------------------------------
                                               M. Brian Davis
                                               President and CEO



                                       By:     /s/ DONALD R. NEEL
                                               -------------------------------
                                               Donald R. Neel,
                                               Executive Vice President, CFO
                                               and Treasurer
                                               (Principal Financial Officer)

                                Exhibit Index


Reg. S-K
Exhibit No.         Description of Exhibit                               Page
-----------------------------------------------------------------------------

   27               Financial Data Schedule                               22