Form 10-K405
period 1997-06-30
FIDELITY FEDERAL BANCORP
filed 1997-09-19
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      _________________________________

                                  FORM 10-K

           [ X ]  Annual Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 (fee required)
                   For the fiscal year ended: June 30, 1997
                                      or
          [  ]  Transition Report Pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934 (no fee required)
               For the Transaction period from  ____ to _____.
                      _________________________________

Commission File No. 0-22880

                           Fidelity Federal Bancorp
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Indiana                                                35-1894432
----------------------------                              -------------------
(State of other jurisdiction                               (I.R.S. Employer
    of Incorporation or                                   Identification No.)
       Organization)

 700 S.  Green River Road, Suite 2000, PO Box 5584, Evansville, Indiana 47715
 ----------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

      Registrant's Telephone number, including area code (812) 469-2100
                                                         --------------

      Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, $1 Stated Value
                        -----------------------------
                               (Title of Class)

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Stockholders for the year ended June 30, 1997 are incorporated by reference into Part II.

Portions of the Registrant's Proxy Statement dated September 15, 1997, for the Annual Meeting of Stockholders to be held October 15, 1997 are incorporated by reference into Part III.

                         Exhibit index is on page 17

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                 ---         ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at September 1, 1997 was approximately $15,255,000.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of September 1, 1997.

                       Common Stock - 2,487,382 shares

                           FIDELITY FEDERAL BANCORP


                                    Index

PART I
                                                                          Page
                                                                          ----

ITEM 1     -     Business                                                    3
ITEM 2     -     Properties                                                 12
ITEM 3     -     Legal Proceedings                                          13
ITEM 4     -     Submission of Matters to a Vote of Security Holders        13

PART II

ITEM 5     -     Market for Registrant's Common Equity
                    and Related Stockholder Matters                         13
ITEM 6     -     Selected Financial Data                                    13
ITEM 7     -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           13
ITEM 8     -     Financial Statements and Supplementary Data                13
                 Consolidated Balance Sheet                                 13
                 Consolidated Statement of Income                           13
                 Consolidated Statement of Stockholders' Equity             13
                 Consolidated Statement of Cash Flows                       13
                 Notes to Consolidated Financial Statements                 13
                 Report of Independent Auditors                             13
ITEM 9     -     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures                 13

PART III

ITEM 10     -    Directors and Executive Officers of the Registrant         14
ITEM 11     -    Executive Compensation                                     14
ITEM 12     -    Security Ownership of Certain Beneficial
                    Owners and Management                                   14
ITEM 13     -    Certain Relationships and Related Transactions             14

PART IV

ITEM 14     -    Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                             15

SIGNATURES                                                                  16

                                    PART I

ITEM 1.   BUSINESS
-------

OVERVIEW

     Fidelity Federal Bancorp (the "Company") formed in 1993, is a corporation organized under the laws of the State of Indiana and is a registered savings and loan holding company, with its principal office in Evansville, Indiana. The Company's savings and loan subsidiary, United Fidelity Bank, fsb (the "Savings Bank"), organized in 1914, is a federally-chartered stock savings bank located in Evansville, Indiana. In 1992, the Board of Directors developed and began implementation of a new business plan for the Savings Bank to improve the financial performance of the organization. The key elements of this business plan included: (i) the formation of a holding company to provide financial flexibility and to develop and engage in nonbanking businesses; (ii) the formation of an affordable housing group to engage in real estate development, management and financing of affordable housing projects; and (iii) the growth of assets through the origination and acquisition of loans. Since the implementation of the business plan, the holding company as well as an affordable housing group, consisting of four nonbank subsidiaries of the Savings Bank, has been formed. Revenue generated from affordable housing activities has increased dramatically and significant asset growth has been achieved, also resulting in higher revenues. To conserve capital, the Company slowed its growth in fiscal 1996 and positioned the Company to reduce debt, increase core deposits, sell loans and use the proceeds to fund new loan production. During fiscal 1996 the Company encountered increasing competition in the affordable housing group activities. As a result the Company reevaluated its business plan in fiscal 1997 and closed its Indianapolis, Indiana real estate development office. This process was completed in the fourth quarter of fiscal 1997. Due to the above, Village Community Development Corporation, though operational in Evansville, has reduced its activities significantly. Due to the increased competition in the affordable housing segment mentioned above and a change in the business plan, the Company initiated a cost reduction program in the third quarter of fiscal 1997 which was completed early in the fourth quarter. The cost reduction program called for the Company to work toward achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company has succeeded in achieving after tax cost savings of approximately $0.44 per share, through departmental reorganization, reconsolidation, position attrition and 'right-sizing' of operations within all the subsidiaries. The Company's business plan includes the search for new financing niches both in and outside the housing arena, increasing the profitability of the core banking activity and to increase earnings in each business segment.

     The Company, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer loans, multi-family loans, commercial loans, and mortgage loans, primarily owner occupied one-to-four family homes located in Indiana, and in investment and money market securities. The Company has engaged in the business of financing, owning, developing, building, renting and managing affordable housing projects through its Savings Bank wholly-owned subsidiaries, Village Capital Corporation (formerly known as Fidelity Federal Capital Corporation), Village Management Corporation, Village Community Development Corporation and Village Housing Corporation (collectively, the "Affordable Housing Group"). The Affordable Housing Group structures and participates in multifamily housing developments which have been granted tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended (the "Code") and tax-exempt bond financed developments. Village Housing Corporation as general partner to limited partnerships which own the developments, receives a percentage interest in the profits, losses and tax credits during the life of the project and receives a percentage of the annual cash flow and residual (sale or refinancing) proceeds during operation and at disposition or refinancing of the developments, respectively. Village Community Development Corporation, as contractor and developer, receives construction and development fees as the project is completed. Village Management Corporation, as manager of the completed project, receives a fee based on a percentage of rental payments received from the project's tenants. As part of Village Management's duties as project manager, it monitors compliance with the requirements of the Code to prevent recapture of all or a portion of the tax credits or forfeiture of the tax-exempt status of the bonds which would occur if certain tenant eligibility and rent restriction requirements were violated. Village Capital Corporation ("VCC") has packaged loan requests for developers of multifamily residential real estate projects eligible for federal tax credits and tax exempt financing. While most of the loans packaged to date have been referred to the Savings

Bank for origination, VCC also packages loan transactions for other lenders, if the opportunity arises. VCC has earned fees by providing real estate mortgage banking and consulting services to unaffiliated borrowers. The Savings Bank, as lender, can earn points and interest on loans made to developers. The Savings Bank's credit decisions are subject to applicable OTS restrictions on loans of this type.

     The final subsidiary of the Savings Bank, Village Insurance Corporation, is engaged in the business of selling credit life insurance, as well as accident and health insurance, to the Savings Bank's loan customers.

     A second subsidiary of the Company, Village Securities Corporation, a discount brokerage service, was dormant in fiscal 1996, but began operations in July 1997.

     The Company had consolidated total assets of $240.0 million and total shareholder's equity of $12.9 million as of June 30, 1997.

The Company's subsidiaries at June 30, 1997, are listed below:


                                                 PRINCIPAL            YEAR            ASSETS
SUBSIDIARY                                        OFFICE            ORGANIZED     (in thousands)
------------------------------------------------------------------------------------------------
1. United Fidelity Bank, fsb                  Evansville, IN          1914           $233,874

Subsidiaries of United Fidelity Bank, fsb:
   Village Capital Corporation                Evansville, IN          1994              1,254
   Village Insurance Corporation              Evansville, IN          1980                 56
   Village Management Corporation             Evansville, IN          1992                321
   Village Community Development
     Corporation                              Evansville, IN          1992              4,700
   Village Housing Corporation                Evansville, IN          1992              6,798


2. Village Securities Corporation             Evansville, IN          1994                 79



     The Company's home office is located at 700 S. Green River Road, Suite 2000, Evansville, Indiana, 47715 and its telephone number is (812) 469-2100.

     The Company has reviewed future accounting pronouncements and anticipates no significant impact on the Company's financials.

COMPETITION

     The Company and the Savings Bank faces strong direct competition for deposits, loans and other financial-related services. The Savings Bank competes in Indiana, Kentucky and Illinois with the other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. The Savings Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which the Savings Bank competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over the Savings Bank in providing certain services. As of September 1, 1997, approximately 5 banks, 4 thrifts, and 12 credit unions operated in the Evansville, Indiana metropolitan area, which is the Savings Bank's principal deposit market area. The Savings Bank is currently the second largest thrift in this market. Many competitors are substantially larger or have significantly greater capital resources than the Savings Bank. Due to recently enacted legislation to allow unlimited interstate branching, the Company and the Savings Bank may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.

     The Affordable Housing Group competes with other real estate developers for projects throughout the United States. The competition for affordable housing projects focuses on locations, available tax credits or tax-exempt bond allocations, and for eligible tenants which meet the criteria for an affordable housing project. Since the IRS Section 42 tax credit program was created in 1986, competition has consistently increased in this area. Particularly during fiscal 1996 the Affordable Housing Group began seeing a reduction in the fees charged for their service, in order to remain competitive in the market. This increased competition continued into fiscal 1997, resulting in the Company to reevaluate its business plan in fiscal 1997 and close its Indianapolis, Indiana development office. This was completed in the fourth quarter of 1997. The Company's business plan is to continue searching for new financing niches both in and outside the housing arena.

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

     The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof; or (ii) acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary of such savings and loan holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary association, or any other savings and loan holding company.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender Test ("QTL test"), as discussed below, then such unitary holding company would become subject to the activities restrictions applicable to multiple savings and loan holding companies. Additional restrictions on the savings association's ability to obtain advances from the FHLB also apply.

     If the Company were to acquire control of another savings association, other than through merger or other business combinations with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority of the OTS to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association,

(ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies, or
(vii) those activities authorized by regulation of the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). The Director of the OTS may also approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

     Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings and loan holding companies with their principal place of business in Indiana ("Indiana Savings and Loan Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings and Loan Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

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

SAVINGS BANK REGULATION

     General. As a federally chartered, SAIF-insured savings association, the Savings Bank is subject to extensive regulation by the OTS and the FDIC. The OTS periodically examines the books and records of the Savings Bank and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds.

     The Savings Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its securities, and limitations upon other aspects of banking operations. In addition, its activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

     The United States Congress is considering legislation that would require all federal savings associations, such as the Savings Bank, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Savings Bank. Any changes in legislation or regulations, whether by legislation or regulatory action, could have a material impact on the Savings Bank and its operations. Neither the Company nor the Savings Bank can predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of the Company or the Savings Bank.

     Qualified Thrift Lender Requirement. In order for the Savings Bank to exercise the powers granted to federally-chartered savings associations and maintain full access to FHLB advances, it must be a "qualified thrift lender" ("QTL"). A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities),
(ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At June 30, 1997, the qualified thrift investment percentage test for the Savings Bank was 84.2%.

     Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 5% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowing during the preceding calendar month. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member associations. A savings association is also required to maintain an average daily balance of short-term liquid assets of not less than 1% of the average daily balance of its net withdrawable deposits and short-term borrowing during the preceding calendar month. At June 30, 1997, the Savings Bank was in compliance with these liquidity requirements.

     Loans-to-One-Borrower Limitations. HOLA generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At June 30, 1997, the Savings Bank's loan-to-one-borrower limitation was approximately $3.4 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain OTS regulations, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At June 30, 1997, the Savings Bank had made $24.2 million in such loans under this higher lending limit.

     Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

     Limitation on Capital Distributions. The OTS regulations impose limitations on capital distributions by savings associations. Under the rule, a savings association is classified as a tier 1 institution, a tier 2 institution, or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution may generally make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its capital requirements to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS. Restrictions exist on the ability of tier 2 and tier 3 institutions to make capital distributions. For purposes of this regulation, the Savings Bank is a tier 1 institution.

INSURANCE OF DEPOSITS.

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Savings Bank. The FDIC is required to maintain designated levels of reserves in each fund.

     Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

     On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Savings Banks was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Savings Bank recognized this one-time assessment as a non-recurring operating expense of $1,040,000 ($628,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Savings Bank's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

     Community Reinvestment Act. Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance" and a written evaluation of each institution's performance. The Savings Bank received a satisfactory rating from the OTS in its most recent CRA examination. Also, the FHLB is required to adopt regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. Those regulations are required to take into account a savings association's CRA record and the member's record of lending to first-time home buyers. The Savings Bank intends to maintain its record of community lending and to meet or exceed the applicable CRA standards.

     Brokered Deposits. Pursuant to the FDIC regulations, well-capitalized institutions are subject to no brokered deposits limitations, while adequately capitalized institutions are able to accept, renew or rollover brokered deposit only (i) with a waiver from the FDIC, and (ii) subject to certain restrictions on payment of rates. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that significantly exceeds the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in which such deposits are being solicited.

     Enforcement. The OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. In addition, regulators are provided with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIC has the authority to recommend to the Director of OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. In 1995 the federal banking agencies prescribed for all insured depository institutions safety and soundness standards in the form of guidelines, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset quality and growth, earnings, and compensation, fees and benefits. If an insured depository institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to comply with the restrictions applicable under the prompt corrective action provisions of the Federal Deposit Insurance Act.

     Real Estate Lending Standards. OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Act ("FDI Act") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, subject to narrow exceptions, the FDI Act requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDI Act authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be not less than 2% of assets.

     Under the OTS prompt corrective action regulation, generally, a savings association that has a total risk-based capital of less than 8.0% or a leverage ratio is less than 4.0% is considered to be undercapitalized. A savings association that has a total risk-based capital of less than 6.0%, a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the associations, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

     Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the association's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings association is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

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

     The Savings Bank's Subsidiaries. The OTS regulations permit federal savings associations to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 3% of an association's assets, provided any investment over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries, in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's investment is in compliance with applicable loans-to-one-borrower regulations. A savings association which acquires a non-savings association subsidiary, or which elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. The Savings Bank's total assessment for the year ended June 30, 1997 was $73,000.

ACQUISITIONS AND BRANCHING

     The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the Federal Reserve Board restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Internal Revenue Code or the asset composition test of Section 7701(c) of the Internal Revenue Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

     Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996.

TRANSACTIONS WITH AFFILIATES

     Pursuant to HOLA, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. The Savings Bank was in compliance with these rules at June 30, 1997.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. As a member of the FHLB of Indianapolis, the Savings Bank is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 1997, the Savings Bank was in compliance with this requirement.

PERSONNEL

     As of June 30, 1997 the Company had 103 full-time equivalent employees. The employees are not represented by any collective bargaining unit. The Company believes its relations with its employees are good.

     The Company maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. The Company also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.

ITEM 2.   PROPERTIES
-------

     The following table sets forth the location of the Company's savings bank offices, all of which are owned by the Savings Bank, as well as certain additional information relating to these offices as of June 30, 1997. The Savings Bank currently has no plans to sell or close any existing branches.


                               Year Facility                 Net
Office Location                    Opened                 Book Value
---------------                -------------              ----------

Home Office                         1974                  $1,799,000
18 NW Fourth Street
Evansville, IN  47708

Eastside Branch                     1971                   2,411,000
700 S. Green River Rd
Evansville, IN  47715

Northside Branch                    1976                     220,000
4441 First Avenue
Evansville, IN  47710

Westside Branch                     1979                     200,000
4801 W. Lloyd Expressway
Evansville, IN  47712

     The Company and the other non-bank subsidiaries use the premises of the Savings Bank's Home office and 2nd floor of the Eastside Branch, for its office and equipment needs and pays rental fees for such use.






                    (This space intentionally left blank)

ITEM 3.   LEGAL PROCEEDINGS
-------

     Other than as discussed herein there are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

     No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
-------   MATTERS

     The discussion concerning the market for the Registrant's common equity and related shareholder matters under the heading "Market Summary" is included in the 1997 Annual Report to Stockholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in the 1997 Annual Report to Stockholders on page 11 and is incorporated herein by reference. Additional information relating to stockholder matters can be found under the heading "Corporate Information" included in the 1997 Annual Report to Stockholders on page 54 and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------

     Selected Financial and Other Data included in the 1997 Annual Report to Stockholders on page 5 is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operation included in the 1997 Annual Report to Stockholders on pages 7 through 25 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

     The financial statements and supplementary data required under this item are incorporated herein by reference to pages 26 through 53 of the 1997 Annual Report to Stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURES

     No response to this item is required.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

     The information to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 5 through 7, and under the heading "Security Ownership Reporting" on page 19, (up to but exclusive of the information presented under the caption "Ratification of the appointment of Auditors of the Company", and "Shareholders Proposals"), of the Company's definitive proxy statement dated September 15, 1997, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
--------

     The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 9 through 17 (up to but exclusive of the information presented under the caption "Security Ownership of Management" on page 17) of the Company's definitive proxy statement dated September 15, 1997, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

     The information to be provided under this Item is incorporated by reference to the information under the headings "Beneficial Ownership" on pages 3 and 4 (up to but exclusive of the information presented under the caption "Proxies" on page 4), and under the heading "Security Ownership of Management" on pages 17 through 19 (up to but exclusive of the information presented under the caption "Security Ownership Reporting" on page 19), of the definitive proxy statement dated September 15, 1997 as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

     The information to be provided under this Item is incorporated by reference to the information under the heading "Certain Transactions and Other Matters Between Management and the Company" on page 8 (up to but exclusive of the information presented under the captions "Board Meetings", and "Board Committees"), of the Company's definitive proxy statement dated September 15, 1997 as filed with the Securities and Exchange Commission pursuant to Regulation 14A.







                    (This space intentionally left blank)

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

(a) (1) The following consolidated financial statements are included in Item 8:

                                                            Page Number in
                                                             Annual Report
Independent Auditor's Report on
Consolidated Financial Statements                                26

Consolidated Balance Sheet
June 30, 1997 and 1996                                           27

Consolidated Statement of Income -
For the years ended June 30, 1997,
1996, and 1995                                                   28 and 29

Consolidated Statement of Changes in Stockholders'
Equity - For the years ended
June 30, 1997, 1996, and 1995                                    30

Consolidated Statement of Cash Flows -
For the years ended June 30, 1997, 1996, and 1995                31 and 32

Notes to Consolidated Financial Statements                       33 through 53

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

               (c) 1995 Key Employee's Stock Option Plan, filed as exhibit 10(c) to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

   11                 Statement regarding computation of per share earnings.

   13 1997 Annual Report to Stockholders of Fidelity Federal Bancorp (Incorporated in part into the Form 10-K by reference).

   21                 Subsidiaries of Fidelity Federal Bancorp.

   27                 Financial Data Schedule.

(b) No Form 8-K was filed during the last quarter of the fiscal year.

(c) See the list of exhibits in Item 14 (a) (3).

(d) No other financial statement schedules are required to be submitted.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of September, 1997.


                                         FIDELITY FEDERAL BANCORP

                                         Registrant

                                By  /S/  M. BRIAN DAVIS
                                    -----------------------------------
                                         M. Brian Davis
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                By  /S/  DONALD R. NEEL
                                    -----------------------------------
                                         Donald R. Neel, Executive Vice
                                         President, Treasurer and Chief
                                         Financial Officer
                                         (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 17, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

By   /S/ BRUCE A. CORDINGLEY
     --------------------------------------
         Bruce A. Cordingley
         Chairman of the Board

By   /S/ M. BRIAN DAVIS
     --------------------------------------
         M. Brian Davis
         President, Chief Executive Officer
         and Director

By   /S/ CURT J. ANGERMEIER
     --------------------------------------
         Curt J. Angermeier, Director

By   /S/ WILLIAM R. BAUGH
     --------------------------------------
         William R. Baugh, Director

By   /S/ JACK CUNNINGHAM
     --------------------------------------
         Jack Cunningham, Director

By   /S/ ROBERT F. DOERTER
     --------------------------------------
         Robert F. Doerter, Director

By   /S/ BARRY A. SCHNAKENBURG
     --------------------------------------
         Barry A. Schnakenburg, Director


                                By  /S/  JACK CUNNINGHAM
                                    --------------------------------------
                                         Jack Cunningham, Attorney-in-fact

                              INDEX TO EXHIBITS
                              -----------------

Page    Exhibit Number    Exhibit
------------------------------------------------------------------------------

             11 Statement regarding computation of per share earnings.

             13 1997 Annual Report to Stockholders of Fidelity Federal Bancorp (Incorporated in part into the Form 10-K by reference).

             21           Subsidiaries of Fidelity Federal Bancorp.

             27           Financial Data Schedule.