Form 10-Q
period 1997-09-30
FIDELITY FEDERAL BANCORP
filed 1997-11-14
CIK 910492

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                   For the Quarter Ended September 30, 1997



                           FIDELITY FEDERAL BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Indiana                   0-22880              35-1894432
   ----------------------------     ----------         ------------------
   (State of other jurisdiction     Commission           (IRS Employer
      of Incorporation of            File No.          Identification No.)
          Organization)



                     700 S. Green River Road, Suite 2000
                          Evansville, Indiana  47715
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

                            YES    X           NO
                                -------           -------
As of November 6, 1997, there were 3,127,713 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 22.

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

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 1 - FINANCIAL STATEMENTS

                        PART I - FINANCIAL INFORMATION

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                                     SEPTEMBER 30,          JUNE 30,
                                                                        1997                  1997
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $   2,532             $   1,747
Short-term interest-bearing deposits                                     3,215                 1,759
                                                                     ---------             ---------
   Total cash and cash equivalents                                       5,747                 3,506

Interest-bearing deposits                                                    6                     6
Securities available for sale                                           13,457                13,790
Loans                                                                  198,541               204,964
Allowance for loan losses                                               (1,898)               (1,781)
                                                                     ---------             ---------
   Net loans                                                           196,643               203,183
Premises and equipment                                                   6,276                 6,341
Federal Home Loan Bank of Indianapolis stock, at cost                    3,919                 3,920
Other assets                                                             9,288                 9,255
                                                                     ---------             ---------
       Total assets                                                   $235,336              $240,001
                                                                     =========             =========

LIABILITIES
Deposits
   Non-interest bearing                                              $   4,483             $   4,714
   Interest-bearing                                                    175,187               177,073
                                                                     ---------             ---------
       Total deposits                                                  179,670               181,787
Borrowings                                                               3,325                 5,191
Federal Home Loan Bank advances and other long-term debt                34,424                38,089
Advances by borrowers for taxes and insurance                            1,019                   674
Other liabilities                                                        2,517                 1,324
                                                                     ---------             ---------
   Total liabilities                                                   220,955               227,065

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
   Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
   Authorized - 5,000,000 shares
     Issued Outstanding - 2,791,051 and 2,487,385 shares                 2,791                 2,487
Capital surplus                                                          9,707                 8,708
Stock warrants                                                             142                   264
Retained earnings, substantially restricted                              1,717                 1,508
Net unrealized losses on securities available for sale                      24                   (31)
                                                                     ---------             ---------
       Total stockholders' equity                                       14,381                12,936
                                                                     ---------             ---------

Total liabilities and stockholders' equity                            $235,336              $240,001
                                                                     =========             =========

See notes to consolidated financial statements.

NOTE: The consolidated balance sheet at June 30, 1997 has been derived from the audited financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         1997              1996
                                                                         ----------------------
INTEREST INCOME
   Loans                                                                $4,527            $4,755
   Securities available for sale                                           208               285
   Federal funds sold                                                       29                17
   Interest-bearing deposits                                                41                17
   Other interest and dividend income                                       82                78
                                                                     ---------         ---------
       Total interest income                                             4,887             5,152

INTEREST EXPENSE
   Deposits                                                              2,533             2,472
   Federal Home Loan Bank advances                                         360               653
   Federal funds purchased                                                                    40
   Other interest expense                                                  392               409
                                                                     ---------         ---------
       Total interest expense                                            3,285             3,574
                                                                     ---------         ---------

NET INTEREST INCOME                                                      1,602             1,578
   Provision for loan losses                                               135               850
                                                                     ---------         ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,467               728
                                                                     ---------         ---------

NON-INTEREST INCOME
   Fee income-real estate development and management                       107                79
   Service charges on deposit accounts                                     115                70
   Gain on sale of
       Real estate loans                                                    62                68
   Letter of credit fees                                                   194               154
   Real estate mortgage banking fees                                                           3
   Agent fee income                                                        219                95
   Other income                                                            153               139
                                                                     ---------         ---------
       Total non-interest income                                           850               608
                                                                     ---------         ---------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                          839             1,122
   Net occupancy expense                                                   113               112
   Equipment expense                                                        88                84
   Data processing expense                                                  89                73
   Deposit insurance expense                                                15             1,151
   Legal and professional fees                                              70               122
   Other expense                                                           435               619
                                                                     ---------         ---------
       Total non-interest expense                                        1,649             3,283
                                                                     ---------         ---------

INCOME BEFORE INCOME TAX                                                   668            (1,947)
   Income tax expense                                                      159              (703)
                                                                     ---------         ---------
NET INCOME                                                               $ 509           $(1,244)
                                                                     =========         =========

PER SHARE:
   Primary net income                                               $     0.19       $     (0.46)
   Fully diluted net income                                               0.19             (0.46)
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                       2,613,418         2,727,611



See notes to consolidated financial statements.


                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        1997                 1996
                                                                      -----------------------------
BEGINNING BALANCES                                                    $12,936              $14,295
   Net income                                                             509               (1,244)
   Net change in unrealized gain (loss) on securities
     available for sale                                                    54                   22
   Cash dividends                                                        (300)                (499)
   Purchase of common stock                                                                    (32)
   Exercise of stock warrants                                           1,182                    2
   Exercise of stock options                                                                     2
                                                                      -------              -------
BALANCES, SEPTEMBER 30                                                $14,381              $12,546
                                                                      =======              =======

See notes to consolidated condensed financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           1997                1996
                                                                       ------------------------------
OPERATING ACTIVITIES
   Net income                                                          $     509            $(1,244)
   Adjustments to reconcile net income to net cash provided
       by operating activities:
   Provision for loan losses                                                 135                850
   Loss on sale of premises and equipment                                     15                  5
   Depreciation                                                              116                 85
   Investment securities amortization (accretion), net                                            3
   Amortization of net loan origination fees and points                      (42)
   Changes in:
       Interest receivable and other assets                                  (32)               272
       Interest payable and other liabilities                              1,111                405
                                                                       ---------            -------
Net cash provided by operating activities                                  1,812                376
                                                                       ---------            -------

INVESTING ACTIVITIES
   Purchases of investment securities available for sale                                     (1,011)
   Proceeds from investment securities available for sale,
       sales and maturities                                                  419                662
   Net changes in loans                                                    6,447             (7,701)
   Purchases of premises and equipment                                       (66)              (364)
                                                                       ---------            -------
Net cash provided (used) by investing activities                           6,800             (8,414)
                                                                       ---------            -------

FINANCING ACTIVITIES
   Net change in:
       Noninterest-bearing, NOW, savings and money
         market deposits                                                   2,666             (1,980)
       Certificates of deposit                                            (4,783)             1,474
   Net decrease in federal funds purchased                                                    7,400
   Proceeds from borrowings                                                  792                663
   Repayment of borrowings                                                (2,658)            (3,244)
   Proceeds from FHLB advances                                                                7,600
   Repayment of FHLB advances                                             (3,665)           (11,000)
   Net change in advances by borrowers for taxes and insurance               344                 49
   Purchase of common stock                                                                     (32)
   Cash dividends                                                           (249)              (499)
   Proceeds from exercise of stock warrants                                1,182                  2
   Proceeds from exercise of stock options                                                        2
                                                                       ---------            -------
Net cash provided (used) by financing activities                          (6,371)               435
                                                                       ---------            -------

Net change in Cash and Cash Equivalents                                    2,241             (7,603)
Cash and Cash Equivalents, beginning of year                               3,506             10,213
                                                                       ---------            -------
Cash and Cash Equivalents, end of year                                    $5,747             $2,610
                                                                       =========            =======

Additional Cash Flows and Supplementary information
   Cash paid for income taxes, net of refunds                            $   125             $  200
   Cash paid for interest                                                  2,566              2,944


See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


-  ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of those expected for the remainder of the year.


-  NET INCOME PER SHARE

Primary and fully diluted earnings per share have been computed based on the weighted average common and common equivalent shares outstanding during the periods. Common stock options and warrants are considered to be common equivalent shares to the extent they are dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share." This statement simplifies the computation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Management believes this will not have a material impact on the Company's financial condition or results of operations.

-  STOCKHOLDERS' EQUITY

On September 22, 1997, the Company filed a Schedule 13E4 with the Securities and Exchange Commission regarding a warrant tender offer to holders of its 1994 and 1995 warrants. The offer and withdrawal rights expired at 5:00 pm, Central Standard Time, on October 31, 1997. The Board of Directors of the Company had decreased the exercise price, upon the terms and subject to the conditions set forth in the Letter of Transmittal, to $3.70 for the 1994 Warrants and $4.04 for the 1995 Warrants.

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At September 30, 1997, a total of 210,441 of the shares originally reserved had been issued and 136,059 remained reserved and unissued. At October 31, 1997, upon completion of the warrant tender offer, the Company had remaining 9,471 shares reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At September 30, 1997, a total of 186,144 of the shares originally reserved had been issued and 229,356 remained reserved and unissued. At October 31, 1997, upon completion of the warrant tender offer, the Company had remaining 18,282 shares reserved and unissued.

-  CASH DIVIDEND

On September 17, 1997, the Board of Directors declared a dividend of $0.10 per share payable on October 13, 1997 to stockholders of record on October 1, 1997.

-  COMPANY SUBSIDIARIES

United Fidelity Bank, fsb ("Savings Bank") and Village Securities Corporation are two subsidiaries of the Company. The Savings Bank is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Securities Corporation began operations July 1, 1997, by providing customers with deep discount brokerage services for stocks and bonds.

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

The Company reevaluated its business plan in fiscal 1997. As a result, Village Community Development Corporation has reduced its activities significantly. Village Capital Corporation (formerly known as Fidelity Federal Capital Corporation) continues to receive consulting fees for its services in assisting unaffiliated borrowers obtain financing. Village Housing Corporation and Village Management Corporation continue to be fully operational.

-  NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In addition, the Financial Accounting Standards Board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements. The Company will comply with the new disclosure requirements beginning in 1998. The application of the new rules will not have a material impact on the Company's financial condition or results of operations.

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

Presented below is condensed financial information relating to the Company's business segments:


(IN THOUSANDS)                                                  THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              1997             1996
                                                            -------------------------
REVENUE:
  Banking                                                   $   5,630       $   5,681
  Real estate development and management                          107              79
                                                            ---------       ---------
    Total consolidated                                      $   5,737       $   5,760
                                                            =========       =========
OPERATING PROFIT:
  Banking                                                   $     683       $    (620)
  Real estate development and management                         (174)           (624)
                                                            ---------       ---------
  Total consolidated                                        $     509       $  (1,244)
                                                            =========       =========

IDENTIFIABLE ASSETS:
  Banking                                                   $ 222,246       $ 246,572
  Real estate development and management                       13,090          15,262
                                                            ---------       ---------
  Total consolidated                                        $ 235,336       $ 261,834
                                                            =========       =========

DEPRECIATION AND AMORTIZATION:
  Banking                                                   $     111      $       71
  Real estate development and management                            5              14
                                                            ---------       ---------
  Total consolidated                                        $     116      $       85
                                                            =========       =========

CAPITAL EXPENDITURES:
  Banking                                                   $      66      $      363
  Real estate development and management                                            1
                                                            ---------       ---------
  Total consolidated                                        $      66      $      364
                                                            =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward- looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described inclose proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

-  RESULTS OF OPERATIONS

The net income for the three months ended September 30, 1997 was $509,000, compared to a net loss of $1,244,000 for the same period last year. Fully diluted net income per share was $.19 per share for the three months ended September 30, 1997, compared to a net loss of $0.46 per share in 1996. Last year's net loss was impacted by the federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September, 1996, requiring thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996. As a result, the Company recorded a charge of $1,040,000 during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances during the first quarter of fiscal 1997. The Company continues developing its agent relationship in the indirect auto lending markets, resulting in an $124,000 increase in agent fees for the three months ended September 30, 1997, compared to the same period last year.

The Company announced on January 21, 1997 an expense reduction plan calling for approximately $1 million in after tax savings. The plan calls for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company's long term plan originally called for rapid internal growth to approximately $500 million in assets. Management mobilized for the ambitious goal by appropriately staffing the Company to meet the increased demands of a larger organization. Recently, management determined that a more conservative growth plan would allow the Company to grow profitably without straining its capital resources. As such, it was determined that some infrastructure that had been developed would not be required in the short run.

On April 25, 1997 the Company announced its third quarter results and the completion of the cost reduction program. The Company completed the cost reduction program ahead of schedule and is anticipating an annual savings of approximately $2.0 million on a pretax basis or about $.44 per share after tax. Excluding the $1,040,000 insurance premium paid last year, non-interest expense decreased $619,000 from the prior year.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended September 30, 1997, was $1,602,000 compared to $1,578,000 for the three month period ending September 30, 1996, an increase of $24,000.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Company. The Company's annualized net interest margin for the quarter increased from 2.57% at September 30, 1996, to 2.87% at September 30, 1997. The increase in the margin was caused in part, by the increase in multifamily construction and commercial real estate loans, which typically bear yields that are significantly higher than traditional single family loans. There is no assurance that the volume of these credits will continue to increase into the future. The average yield on interest earning assets increased 37 basis points to 8.73% at September 30, 1997, compared to 8.36% at September 30, 1996. The average yield on interest bearing liabilities increased 7 basis points from September 30, 1996, to 5.86% at

September 30, 1997, which increased primarily in certificates of deposits. The Company repositioned its interest rate risk profile during the latter part of fiscal 1996 by selling over $57.0 million of fixed-rate mortgage loans. The loan sale provided funding for certain multifamily and commercial loan increases giving the Company the flexibility of allowing agent-acquired funds to mature or rollover at the prevailing rate, thus creating a favorable impact on the net interest margin. As the loan sale proceeds were utilized in fiscal 1997, the Company has been innovative in offering selected retail products to enhance the core deposit base. The Company hopes to replace as many agent acquired deposits with core deposits as possible. The Company anticipates using agent acquired funds only when the brokered deposits maturing exceed new core deposit growth. An ongoing objective of the Company's asset/liability management policy is to match rate- adjustable assets and liabilities at similar maturity horizons to minimize wide fluctuations in net interest income. Management utilizes the Office of Thrift Supervision Net Portfolio Valve ("NPV") model. This model analyzes the NPV and changes in the NPV under several different interest rate scenarios. The NPV model utilizes several measures of interest rate risk (IRR): the IRR Exposure Measure, the Interest Rate Sensitivity Measuring the Base-Case Net Present Value Capital Ratio and the Percentage Change in NPV. Results of the NPV model indicate that the Company's rate sensitivity measure based on a 200 basis points rate shock would be 63 basis points at June 30, 1997, which ranks it in the lowest quintile in the thrift industry. Interest income for the quarter ended September 30, 1997, was $4,887,000 compared to $5,152,000 for the quarter ended September 30, 1996, a decrease of $265,000. These decreases are primarily due to a decrease in earning assets compared to the prior year. Interest expense for the quarter ended September 30, 1997, decreased $289,000 over the corresponding period in 1996. This is the result of paying off FHLB advances and allowing agent acquired funds mature or rollover at the prevailing rate. The Company is continuing to monitor the net interest margin which continues to be an area of increased concentration this year.

NON-INTEREST INCOME. Non-interest income for the quarter ended September 30, 1997, was $850,000 compared to $608,000 for the same period in 1996, an increase of $242,000.

NON-INTEREST INCOME
----------------------------------------------------------------------------
(IN THOUSANDS)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,      INCREASE
                                               1997       1996    (DECREASE)
                                               ----       ----    ----------
Net income from real estate development and
 management                                    $107        $79        $28
Real estate investment banking fees                          2         (2)
Letter of credit fees                           194        154         40
Service charges on deposit accounts             115         70         45
Net gain on sale of loans                        62         68        (6)
Agent fee income                                219         95        124
Servicing fees on loans sold                     44         43          1
Other                                           109         97         12
                                               ----       ----       ----
  Total non-interest income                    $850       $608       $242
                                               ====       ====       ====

Non-interest income for the three months ended September 30, 1997, increased by $242,000 as compared to the three months ended September 30, 1996. The Company's fee income from real estate development and management was up slightly from $79,000 last year to $107,000 for the first three months of fiscal 1998. These fees, which are transaction-based, are volatile in nature. There is no assurance that individual transactions, once initiated, will be completed. While the Company may continue to participate in development activities, it has shifted its focus to financing multifamily real estate for non- affiliated borrowers. The Company has not exited the development industry, but has significantly reduced its activities. The Company intends to remain active in financing multifamily transactions. The Affordable Housing Group has encountered increased competition in the financing and development of multifamily housing. The IRS Section 42 tax credit program has been used by the Company to develop affordable housing for individuals with low to moderate incomes. The Company has provided financing for other developers which began utilizing the program, due to increased competition in this area. As a result, the Company has noted a significant reduction in the amount of fees it has been able to collect on individual transactions. The Company continues to develop new and innovative housing-related products to supplement its Section 42 activity. However, there is no assurance that those new products will be able to replace the reduction of income compared to the development activities. The Company did recognize $194,000 in multifamily loan letter of credit fees compared to $154,000 in fiscal 1997.

Service charges on deposit accounts increased $45,000 over the prior fiscal year due to the continued growth in the deposit base. Agent fee income increased $124,000 over September 30, 1996, as a result of the Company's origination of auto loans as agent for another financial institution. Other non-interest income increased $12,000 over the prior year as reborrowing fees increased $22,000, but were partially offset by decreases in rate cap fees and title fee income of $4,000 and $8,000 respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the current quarter decreased $715,000 compared to the quarter ended September 30, 1996. As a result of the continued consolidation and standardization of the bank and thrift institutions, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowance during the first quarter of fiscal 1997. The increase in the provision in the previous year did not result from the identification of any particular problem credit or credits, but does reflect the increase of multifamily construction and commercial loans in the Company's loan portfolio.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended September 30, 1997, was $1,649,000 compared to $3,283,000 for the same period in 1996, a decrease of $1,634,000, or 49.7%. The Company continues to work hard to control costs.

NON-INTEREST EXPENSE
--------------------------------------------------------------------------
(IN THOUSANDS)
                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,    INCREASE
                                               1997      1996   (DECREASE)
                                               ----      ----   ----------
Salaries and employee benefits                 $839     $1,122     $(283)
Legal and professional                           70        122       (52)
Occupancy expense                               113        112         1
Equipment expense                                88         84         4
Deposit insurance                                15      1,151    (1,136)
Data processing expense                          89         73        16
Advertising                                      51         69       (18)
Printing and supplies                            23         56       (33)
Travel and lodging                               14         19        (5)
Telephone                                        18         29       (11)
Postage                                          16         25        (9)
Abandoned projects                                         135      (135)
Loss on investment                               36         24        12
Other operating expense                         277        262        15
                                             ------     ------   -------
  Total non-interest expense                 $1,649     $3,283   $(1,634)
                                             ======     ======   =======

Salaries and employee benefits decreased $283,000 for the three months ended September 30, 1997, compared to the same period last year. The Company completed a cost reduction in the fourth quarter of fiscal 1997, resulting in
a significant reduction in staff.   The Company should realize the full impact
of the cost reduction during fiscal 1998. Legal and professional fees decreased $52,000 from the prior year due to the legal costs associated with the affordable housing segment, which has decreased from the prior year. Occupancy and equipment expense increased by only $5,000 compared to the prior year as management continues to closely monitor expenses. Deposit insurance decreased $1,136,000 from the prior year, due primarily to the one-time special SAIF assessment imposed on thrifts in September 1996. Data processing expense increased $16,000 due primarily to the increase in the Company's retail deposit base and increased volumes in other areas. Advertising expense decreased $16,000 from the prior year primarily due to a decrease in media spending this year. Printing and supplies decreased $33,000 from the prior year due to the cost reduction program and increased cost control measures. Travel and lodging decreased $5,000 from prior year due to the decreased activities in the Company's affordable housing segment. Telephone and postage decreased $11,000 and $9,000, respectively, also a result of having fewer employees. The Company's housing subsidiaries continue to search for new sites to develop and/or finance, but sometimes expenses are incurred on potential sites that do not materialize and are expensed as abandoned projects. Abandoned projects expense was $135,000 in the previous year compared to zero in the current year. The Company has written down the investment in various developments by $36,000 compared to $24,000 in the prior year. These writedowns are offset by tax credits received for the investments in these developments. Other operating expense increased $15,000 over the prior year due to a $9,000 increase in indirect consumer credit reports as a result of increased volume over prior year and a $14,000 writeoff of leasehold improvements due to the relocation of the Indianapolis, IN offices to Evansville, IN. These increases were offset by decreases in other miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense increased $862,000 for the three months ended September 30, 1997, compared to the same period in 1996, due to the taxable net loss in the previous year compared to the current year's taxable net income.

The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has planned a program of testing compliance. The Company estimates that the cost to redevelop, replace or repair its technology will not be material.


-  FINANCIAL CONDITION

Total assets decreased by $4.7 million from June 30, 1997, to approximately $235.3 million at September 30, 1997. The decrease is the result of the Company continuing to sell current production of fixed 1-4 family mortgages, the pass through of various consumer loans to another institution that meet certain criteria, the payoffs received on certain multifamily loans, and the normal reduction in assets due to paydowns and payoffs.

LOANS. The following table shows the composition of the Company's loan portfolio as of September 30, 1997 and June 30, 1997.

LOANS OUTSTANDING
--------------------------------------------------------------------------
(IN THOUSANDS)
                                             SEPTEMBER 30,       JUNE 30,
                                                 1997              1997
                                             -------------       ---------
Real estate mortgage loans
  First mortgage loans
     Conventional                              $92,173            $94,293
     Construction                               28,892             32,577
     Commercial                                 27,073             26,668
     Multifamily loans                           6,582              9,602
     First mortgage real estate loans
      purchased                                  3,076              3,184

  Commercial loans - other than secured by
   real estate                                  12,437             12,522
  Consumer and home equity loans                28,308             26,118
                                              --------           --------
           Total loans                         198,541            204,964
                                              ========           ========

Total assets                                  $235,336           $240,001
                                              ========           ========
Total loans to total assets                       84.4%              85.4%
                                              ========           ========

Total loans decreased by $6.4 million or 3.1% to $198.5 million at September 30, 1997, compared to June 30, 1997. The Company continues to sell new single family loan production, recognize the gain or loss on the sale, and use the proceeds to fund more single family loan production. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products. The Company's construction loan category, which includes approximately $24.8 million in commercial and multi-family loans and $4.1 million in 1-4 family real estate loans, has decreased slightly since June 30, 1997, while commercial real estate loans have increased $405,000 as the Company continues to expand the portfolio. Multifamily loans decreased $3.0 million since June 30, 1997 due to the refinancing of some large multifamily loans, which could negatively impact the interest rate margin if the decrease becomes a trend. Consumer and home equity loans increased $2.2 million due to the Company's retention of a portion of indirect automobile loan originations.

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

NON-PERFORMING LOANS
--------------------------------------------------------------------------
(IN THOUSANDS)

                                       SEPTEMBER 30,  JUNE 30,
                                            1997        1997
                                        ------------  --------
Nonaccrual loans                            $134        $256
Restructured
90 days or more past due                      83          29
                                           -----       -----
  Total                                     $217        $285
                                           =====       =====

Percent of total loans                      0.11%       0.14%
                                           =====       =====

The ratio decreased from 0.14% at June 30, 1997, to 0.11% at September 30, 1997 as non-performing loans decreased $68,000. Management is not aware of any loans that have not been disclosed that represent or result from trends or uncertainties which may have a material impact on the Company's future operating results, liquidity or capital resources.

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

The following table sets forth an analysis of the allowance for loan losses for the three months ended September 30, 1997, and the year ended June 30, 1997.


ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------
(IN THOUSANDS)

                                    SEPTEMBER 30,   JUNE 30,
                                        1997         1997
                                    -------------------------
Allowance for loan losses:
  Balances, beginning of year          $1,781       $1,059
  Provision for losses                    135          975
  Loans charged off                       (25)        (267)
  Recoveries on loans                       7           14
                                       ------       ------
Balances, end of quarter               $1,898       $1,781
                                       ======       ======

As of September 30, 1997, net loan charge-offs were $18,000, or 0.04% (annualized) of average loans for the period, compared to $253,000 or 0.07% of average loans as of June 30, 1997. The provision for loan losses decreased $840,000 for the three months ended September 30, 1997 compared to the previous year as the Company set aside $850,000 in loan loss allowance in the first quarter of fiscal 1997 in an ongoing effort to more closely resemble commercial banking allowance levels, compared to a more normalized provision in the current fiscal year. The allowance for loan losses to total loans outstanding increased from .87% at June 30, 1997 to .96% at September 30, 1997. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of September 30, 1997.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of September 30, 1997, the investment portfolio represented 5.7% of the Company's assets compared to same at June 30, 1997, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At September 30, 1997, the entire investment portfolio was classified as available for sale, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The net unrealized gain at September 30, 1997 was $24,000, which was comprised of gross gains of $107,000, gross losses of $101,000, and a tax benefit of $18,000. The increase of $54,000 over June 30, 1997 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                        SEPTEMBER 30,     JUNE 30,
                                            1997            1997
                                        -------------    ----------
                                               (IN THOUSANDS)
Securities available for sale:
  U.S. Treasury securities                $ 1,002         $ 1,000
  Federal agencies securities               2,970           2,944
  Federal Home Loan Mortgage Corporation
     mortgage-backed securities             2,825           3,003
  Federal National Mortgage Association
     mortgage-backed securities             1,544           1,562
  Government National Mortgage Association
     mortgage-backed securities             4,037           4,223
  Municipal revenue bonds                   1,079           1,058
                                          -------         -------
     Total securities available for sale  $13,457         $13,790
                                          =======         =======

The Savings Bank's total investment securities portfolio decreased by $333,000 at September 30, 1997, from June 30, 1997. The Savings Bank receives payments of principal and interest on its mortgage-backed securities on a monthly basis. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

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

Average deposits decreased by $1.1 million during the first three months of fiscal 1998. Most of the decreases were due to certificates of deposit acquired through agents, which decreased $12.1 million to $58.3 million at September 30, 1997. Demand accounts and money market accounts decreased $2.0 million and $720,000, respectively, offset by an increase in a premium rate NOW accounts product of $1.5 million. The Company's savings bank subsidiary continues to actively market this premium rate NOW account product. The Company has been promoting retail certificates of deposit, which have increased $11.6 million since June 30, 1997 as the Savings Bank continues to grow its core deposits.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the year ended June 30, 1997 and for the three months ended September 30, 1997.

                                         THREE MONTHS ENDED         YEAR ENDED
                                         SEPTEMBER 30, 1997       JUNE 30,  1997
                                         -------------------    ------------------
                                           AVERAGE              AVERAGE
                                           BALANCE      RATE    BALANCE       RATE
                                           -------      ----    -------       ----
                                                      (DOLLARS IN THOUSANDS)
Average Deposits
  Demand                                  $  3,651             $  5,685
  Now accounts                              22,045      4.34%    20,585       4.22%
  Money market accounts                      3,170      2.71      3,890       2.72
  Savings accounts                           5,422      2.52      4,792       2.90
  Certificates of deposit                   90,044      5.78     78,408       5.68
  Agent-acquired certificates of deposit    58,293      6.29     70,346       6.31
                                          --------             --------
     Total                                $182,625      5.50%  $183,706       5.45%
                                          ========             ========

FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM DEBT. The following table summarizes the Company's borrowings as of September 30, 1997, and June 30, 1997.

                                                            SEPTEMBER 30,  JUNE 30,
                                                                 1997        1996
                                                            -------------  --------
                                                                  (IN THOUSANDS)
Note payable, 7.70% adjusted annually, payable $16,443
  per month, including interest, due April 1, 2009,
  secured by specific multifamily mortgages                     $2,229     $2,234
Note payable, 7.75% adjusted annually, payable $7,272
  per month, including interest, due September 14, 2010,
  secured by specific multifamily mortgages                      1,004      1,006
Note payable, 7.75% adjusted annually, payable $11,119
  per month, including interest, due September 22, 2010,
  secured by specific multifamily mortgages                      1,539      1,542
Junior subordinated notes, 9 1/8%, interest paid
  semi-annually, due April 30, 2001, unsecured                   1,476      1,476
Junior subordinated notes, 9 1/4% interest paid
  semi-annually, due January 31, 2002 unsecured                  1,494      1,494
Senior subordinated notes, 10%, interest paid semi-
  annually, due June 1, 2005, unsecured                          7,000      7,000
Federal Home Loan Bank advances                                 19,682     23,337
                                                               -------    -------
  Total                                                        $34,424    $38,089
                                                               =======    =======

Borrowings decreased $3.7 million to $34.4 million at September 30, 1997. Borrowings have been slower or reduced during fiscal 1997 as the Company has continued selling its current fixed rate 1-4 family loan production. This allows the Company to use the proceeds from the sale of loans to fund new loan originations and ease the need for additional borrowings in the future. The decrease is due primarily to the maturity of FHLB advances. The Company, thus far, has been in a position to allow the FHLB advance to mature and not replace it.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 7.66% at September 30, 1997, compared to 6.93% at June 30, 1997. The dividends paid and declared on common stock, and the purchase of common stock decreased the ratio, while a decrease in the unrealized loss on available for sale investments, net income for the period, and an infusion of capital from the Savings Bank's parent company increased the ratio. The Company's book value per share at September 30, 1997 was $5.15, compared to $5.20 at June 30, 1997.

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

At September 30, 1997, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                              (Dollars in Thousands)
                                     Required
                 Amount    Percent    Amount    Percent   Excess
                -------------------------------------------------
Core            $17,619     7.66%     $6,897     3.0%     $10,722
Tangible        $17,619     7.66%     $3,448     1.5%     $14,171
Risk-based      $24,287    11.80%    $16,468     8.0%     $7,819

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At September 30, 1997 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 7.66%.

The OTS adopted a final regulation adding an interest-rate risk component to its risk- based capital rule. A savings association's interest-rate risk is generally defined as the change that occurs to its net portfolio value as a result of a hypothetical two hundred basis point increase or decrease in market interest rates. A "normal level" of interest-rate risk is defined as any decline in net portfolio value of up to 2% of the institution's assets. If the 2% threshold is exceeded, a savings association will be required to deduct from its capital, for purposes of determining whether the institution meets its risk-based capital requirements, an amount equal to one-half of the difference between the measured risk and 2% of assets.

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


LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 6.35% on September 30, 1997, up from 5.57% on June 30, 1997. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

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

ITEM 2  CHANGES IN SECURITIES:
        ----------------------
        Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES:
        --------------------------------
        Not applicable.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        ----------------------------------------------------
        On October 15, 1997 at 10:00 AM, at the Company's principal executive offices at 18 N.W. Fourth Street, Evansville, Indiana, the Annual meeting of Shareholders was held in order to vote on two matters.

        Matter I was to elect two directors to the Board of Directors to serve for the ensuing term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of Curt J. Angermeier was 2,253,255 for and 248,317 shares withheld. For Barry A. Schnakenburg the vote tabulation was 1,998,379 for, and 254,846 shares withheld.

        The following directors term continued after the meeting, William R. Baugh, Bruce A. Cordingley, Jack Cunningham, M. Brian Davis, and Robert F. Doerter.

        Matter 2 was the ratification of the appointment of auditor of the Company. The vote tabulation for Geo. S. Olive & Co., LLC was 2,023,756 for, 70,011 shares against and, 159,487 shares abstained.

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

                                      FIDELITY FEDERAL BANCORP


Date: NOVEMBER 13, 1997       By:  /s/   M. BRIAN DAVIS
                                  ------------------------------------
                                  M. Brian Davis
                                  President and CEO



                              By:  /s/    DONALD R. NEEL
                                  ------------------------------------
                                  Donald R. Neel,
                                  Executive Vice President, CFO and Treasurer
                                  (Principal Financial Officer)

                                Exhibit Index


Reg. S-K

Exhibit No.                       Description of Exhibit    Page
------------------------------------------------------------------
   27                             Financial Data Schedule     22