Form 10-Q
period 1997-12-31
FIDELITY FEDERAL BANCORP
filed 1998-02-13
CIK 910492

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


                   For the Quarter Ended December 31, 1997



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

                            YES    X           NO
                                  ---              ---
As of January 6, 1998, there were 3,127,312 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

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

ITEM 1 - FINANCIAL STATEMENTS
                        PART I - FINANCIAL INFORMATION

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)
                                            December 31,             June 30,
                                                1997                   1997
______________________________________________________________________________
ASSETS
Cash and due from banks                     $   1,687               $   1,746
Short-term interest-bearing deposits            2,892                   1,759
Federal funds sold                              8,000
                                            ---------               ---------
   Total cash and cash equivalents             12,579                   3,505

Interest-bearing deposits                           6                       6
Securities available for sale                   8,886                  13,790
Loans                                         177,490                 204,964
Allowance for loan losses                      (1,794)                 (1,781)
                                            ---------               ---------
   Net loans                                  175,696                 203,183
Premises and equipment                          6,197                   6,340
Federal Home Loan Bank of Indianapolis
  stock, at cost                                3,920                   3,920
Other assets                                    8,537                   9,257
                                            ---------               ---------
      Total assets                          $ 215,821               $ 240,001
                                            =========               =========

LIABILITIES
Deposits
   Non-interest bearing                     $   5,805               $   4,714
   Interest-bearing                           155,906                 177,073
                                            ---------               ---------
      Total deposits                          161,711                 181,787
Short-term Borrowings                           2,560                   5,191
Federal Home Loan Bank advances and other
  long-term debt                               33,682                  38,089
Advances by borrowers for taxes and insurance     460                     674
Other liabilities                               1,706                   1,324
                                            ---------               ---------
   Total liabilities                          200,119                 227,065

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
   Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
   Authorized - 5,000,000 shares
   Issued Outstanding - 3,127,712 and
     2,487,385 shares                           3,128                   2,487
Capital surplus                                10,804                   8,708
Stock warrants                                     11                     264
Retained earnings, substantially restricted     1,800                   1,508
Net unrealized losses on securities available
  for sale                                        (41)                    (31)
                                            ---------               ---------
      Total stockholders' equity               15,702                  12,936
                                            ---------               ---------

Total liabilities and stockholders' equity  $ 215,821               $ 240,001
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

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           DECEMBER 31,              DECEMBER 31,
                                                         1997       1996           1997       1996
                                                        ------------------        -----------------
INTEREST INCOME
  Loans                                                 $4,081     $4,732         $8,608     $9,487
  Securities available for sale                            167        280            375        566
  Federal funds sold                                        41          2             70         19
  Interest-bearing deposits                                 86         46            127         63
  Other interest and dividend income                        78         77            160        154
                                                        ------     ------         ------     ------
    Total interest income                                4,453      5,137          9,340     10,289
                                                        ------     ------         ------     ------

INTEREST EXPENSE
  Deposits                                               2,352      2,585          4,885      5,057
  Federal Home Loan Bank advances                          321        544            681      1,197
  Federal funds purchased                                               9                        49
  Other interest expense                                   384        372            775        781
                                                        ------     ------         ------     ------
    Total interest expense                               3,057      3,510          6,341      7,084
                                                        ------     ------         ------     ------

NET INTEREST INCOME                                      1,396      1,627          2,999      3,205
  Provision for loan losses                                 90          5            225        855
                                                        ------     ------         ------     ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,306      1,622          2,774      2,350
                                                        ------     ------         ------     ------

NON-INTEREST INCOME
  Fee income-real estate development and management         75         93            182        171
  Service charges on deposit accounts                      126         77            241        146
  Gain on sale of
    Real estate loans                                       48         68            110        145
    Investments                                             74                        74
  Letter of credit fees                                    183        170            377        324
  Agent fees                                               165         84            384        179
  Real estate mortgage banking fees                                   461                       463
  Loan participation fees                                  197                       197
  Other income                                             106        284            259        417
                                                        ------     ------         ------     ------
    Total non-interest income                              974      1,237          1,824      1,845
                                                        ------     ------         ------     ------

NON-INTEREST EXPENSE
  Salaries and employee benefits                           888      1,148          1,727      2,270
  Net occupancy expense                                    109        120            222        232
  Equipment expense                                         89         95            177        179
  Data processing expense                                  100         80            189        153
  Deposit insurance expense                                 45        107             60      1,258
  Legal and professional fees                               61         62            131        184
  Other expense                                            405        543            840      1,161
                                                        ------     ------         ------     ------
    Total non-interest expense                           1,697      2,155          3,346      5,437
                                                        ------     ------         ------     ------

INCOME BEFORE INCOME TAX                                   583        704          1,252     (1,242)
  Income tax expense                                       175        189            335       (513)
                                                        ------     ------         ------     ------
NET INCOME                                               $ 408      $ 515         $  917       (729)
                                                        ======     ======         ======     ======

PER SHARE:
  Basic net income                                       $0.13      $0.21           0.33      (0.29)
  Diluted net income                                      0.13       0.19           0.32      (0.27)
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                        3,128,730  2,692,865      2,879,671  2,710,652


See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                         1997      1996        1997      1996
                                                       -----------------     -----------------
BEGINNING BALANCES                                     $14,381   $12,546     $12,936   $14,295
  Net income                                               408       515         917      (729)
  Net change in unrealized gain (loss) on securities
    available for sale                                     (64)       85         (10)      108
  Cash dividends                                          (324)     (498)       (624)     (997)
  Purchase of common stock                                 (10)      (69)        (10)     (102)
  Exercise of stock warrants                             1,311        26       2,493        28
  Exercise of stock options                                                                  2
                                                       -------   -------     -------   -------

BALANCES, DECEMBER 31                                  $15,702   $12,605     $15,702   $12,605
                                                       =======   =======     =======   =======

See notes to consolidated condensed financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                 1997         1996
                                                                               ---------------------
OPERATING ACTIVITIES
  Net income                                                                   $   917      $  (729)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision for loan losses                                                        225          855
  Investment securities gains                                                      (74)
  Net (Gain) Loss on sale of premises and equipment                                 (1)           5
  Depreciation                                                                     228          189
  Investment securities amortization (accretion), net                               19            5
  Amortization of net loan origination fees and points                             (33)          (3)
  Changes in:
    Interest receivable and other assets                                           720         (499)
    Interest payable and other liabilities                                         285        1,135
                                                                               --------     --------
Net cash provided by operating activities                                        2,286          958
                                                                               --------     --------

INVESTING ACTIVITIES
  Purchases of investment securities available for sale                                      (2,015)
  Proceeds from maturities of investment securities available for sale           1,590        2,470
  Proceeds from sale of investment securities available for sale                 3,379
  Net changes in loans                                                          27,295        5,288
  Purchases of premises and equipment                                              (83)      (1,013)
  Proceeds from sale of premises and equipment                                                    3
                                                                               --------     --------

Net cash provided by investing activities                                       32,181        4,733
                                                                               --------     --------

FINANCING ACTIVITIES
  Net change in:
    Noninterest-bearing, NOW, savings and money
      market deposits                                                          (20,052)         335
    Certificates of deposit                                                        (24)       6,196
  Proceeds from short-term borrowings                                            2,203        7,683
  Repayment of short-term borrowings                                            (4,854)      (6,107)
  Proceeds from FHLB advances and other long-term borrowings                                  7,600
  Repayment of FHLB advances other long-term borrowings                         (4,387)     (17,108)
  Net change in advances by borrowers for taxes and insurance                     (214)        (142)
  Purchase of common stock                                                         (10)        (102)
  Cash dividends                                                                  (549)        (998)
  Proceeds from exercise of stock warrants                                       2,493            2
  Proceeds from exercise of stock options                                                        28
                                                                               --------     --------
Net cash used by financing activities                                          (25,394)      (2,613)
                                                                               --------     --------

Change in Cash and Cash Equivalents                                              9,073        3,078
Cash and Cash Equivalents, beginning of year                                     3,506       10,213
                                                                               --------     --------
Cash and Cash Equivalents, end of year                                         $12,579      $13,291
                                                                               ========     ========

Additional Cash Flows and Supplementary information
  Cash paid for income taxes, net of refunds                                   $   425      $   470
  Cash paid for interest                                                         6,401        7,159


See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of those expected for the remainder of the year.


NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share." This statement simplifies the computation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. This statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Basic and diluted earnings per share have been computed based on the weighted average common and common equivalent shares outstanding during the periods. Common stock options and warrants are considered to be common equivalent shares to the extent they are dilutive. The Company adopted FAS 128 for the period ending December 31, 1997. All prior periods earnings per share have been restated for FAS 128.

                                   FOR THE SIX MONTHS                        FOR THE SIX MONTHS
                                     ENDED 12/31/97                            ENDED 12/31/96
                           Income         Shares       Per-Share     Income         Shares       Per-Share
                         (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                         ---------------------------------------   ---------------------------------------
BASIC EPS
Income available to
  common stockholders     $916,661        2,787,879     $  0.33     $(729,250)      2,493,296     $  (0.29)

EFFECT OF DILUTIVE
SECURITIES
Options                                      25,293                                    33,035
Warrants                                     66,499                                   184,321

DILUTED EPS
Income available to
common stockholders
plus assumed
conversions               $916,661        2,879,671     $  0.32     $(729,250)      2,710,652     $  (0.27)

Options to purchase 55,113 shares of common stock at an average price of $10.42 were outstanding during the first half of fiscal 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 32,340 shares of common stock at an average price of $10.91 were outstanding during the first half of fiscal 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

STOCKHOLDERS' EQUITY

On September 22, 1997, the Company filed a Schedule 13E4 with the Securities and Exchange Commission regarding a warrant tender offer to holders of its 1994 and 1995 warrants. The offer and withdrawal rights expired at 5:00 pm, Central Standard Time, on October 31, 1997. The Board of Directors of the Company had decreased the exercise price, upon the terms and subject to the conditions set forth in the Letter of Transmittal, to $3.70 for the 1994 Warrants and $4.04 for the 1995 Warrants. The Company raised approximately $2.5 million in additional capital.

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At December 31, 1997, a total of 210,441 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At December 31, 1997, a total of 186,144 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

CASH DIVIDEND

On December 4, 1997, the Board of Directors declared a dividend of $0.10 per share payable on January 5, 1998 to stockholders of record on December 10, 1997.

COMPANY SUBSIDIARIES

United Fidelity Bank, fsb ("Savings Bank") and Village Securities Corporation are two subsidiaries of the Company. The Savings Bank is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Securities Corporation began operations July 1, 1997, by providing customers with discount brokerage services for stocks and bonds.

The Savings Bank's subsidiaries, Village Housing Corporation, Village Management Corporation and Village Community Development Corporation, (the "Affordable Housing Group") are involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. The Company has found that it may be advantageous for the Affordable Housing Group to finance, develop, build, rent and manage many types of housing, including IRS Section 42 housing, condominiums, market- rate multifamily housing, and others. Another subsidiary of the Savings Bank, Village Insurance Corporation, is engaged in the business of selling various insurance products.

The Company reevaluated its business plan in fiscal 1997. As a result, Village Community Development Corporation has reduced its activities significantly. Village Capital Corporation (formerly known as Fidelity Federal Capital Corporation) continues to receive consulting fees for its services in assisting unaffiliated borrowers obtain financing. Village Housing Corporation and Village Management Corporation remain fully operational.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In addition, the Financial Accounting Standards Board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosing information about operating segments in interim and annual financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company will comply with the new disclosure requirements beginning in fiscal 1999. The application of the new rules will not have a material impact on the Company's financial condition or results of operations.

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


Presented below is condensed financial information relating to the Company's business segments:

(IN THOUSANDS)                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                                1997           1996           1997            1996
                                              -----------------------       ------------------------
REVENUE:
  Banking                                     $  5,235       $  6,183       $ 10,750        $ 11,806
  Real estate development and management           192            191            414             328
                                              --------       --------       --------        --------
    Total consolidated                        $  5,427       $  6,374       $ 11,164        $ 12,134
                                              ========       ========       ========        ========

OPERATING PROFIT:
  Banking                                     $    446       $    455            980            (335)
  Real estate development and management           (38)            60            (63)           (394)
                                              --------       --------       --------        --------
  Total consolidated                          $    408       $    515       $    917        $   (729)
                                              ========       ========       ========        ========

IDENTIFIABLE ASSETS:
  Banking                                     $203,929       $247,601       $203,929        $247,601
  Real estate development and management        11,892         12,570         11,892          12,570
                                              --------       --------       --------        --------
  Total consolidated                          $215,821       $260,171       $215,821        $260,171
                                              ========       ========       ========        ========

DEPRECIATION AND AMORTIZATION:
  Banking                                     $    107       $     87       $    218        $    158
  Real estate development and management             5             17             10              31
                                              --------       --------       --------        --------
  Total consolidated                          $    112       $    104       $    228        $    189
                                              ========       ========       ========        ========
CAPITAL EXPENDITURES:
  Banking                                     $     15       $    584       $     81        $    947
  Real estate development and management             2             60              2              61
                                              --------       --------       --------        --------
  Total consolidated                          $     17       $    644       $     83        $  1,008
                                              ========       ========       ========        ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND Financial Condition

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report.
Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

The net income for the three months ended December 31, 1997 was $408,000, compared to $515,000 for the same period last year. Basic and diluted net income per share was $.13 per share for the three months ended December 31, 1997, compared to $0.21 and $0.19 per share, respectively in 1996. Net income for the six months ended was $917,000 compared to a net loss of $729,000 for the same period last year. Basic and diluted net income per share for the six months ended December 31, 1997 was $0.33 and $0.32 per share compared to a net loss per share of $(0.29) and $(0.27) respectively, for the same period last year. Last year's net loss was impacted by the federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September, 1996, requiring thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996. As a result, the Company recorded a charge of $1.0 million during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances during the first quarter of fiscal 1997. The Company continues developing its agent relationship in the indirect auto lending markets, resulting in an $205,000 increase in agent fees for the six months ended December 31, 1997, compared to the six months ended December 31, 1996.

The Company announced on January 21, 1997 an expense reduction plan calling for approximately $1 million in after tax savings. The plan calls for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company's long term plan originally called for rapid internal growth to approximately $500 million in assets. Management mobilized for the ambitious goal by appropriately staffing the Company to meet the increased demands of a larger organization. Recently, management determined that a more conservative growth plan would allow the Company to grow profitably without straining its capital resources. As such, it was determined that some infrastructure that had been developed would not be required in the short run. On April 25, 1997 the Company announced the completion of the cost reduction program. The Company completed the cost reduction program ahead of schedule and is anticipating an annual savings of approximately $2.0 million on a pretax basis. Excluding the $1.0 million insurance premium paid last year, non-interest expense decreased $1.1 million for the six months ended December 31, 1997 compared to the same period last year.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended December 31, 1997, was $1.4 million compared to $1.6 million for the three month period ending December 31, 1996, a decrease of $231,000. A decrease in loans outstanding during the second quarter was the primary reason for the decline. Net interest income for the six months ended December 31, 1997 was $3.0 million compare to $3.2 million a year ago, a decrease of $206,000. This is primarily due to a decrease in year-to-date average earning assets of $25.5 million to $217.0 million at December 31, 1997. The Company's balance sheet has decreased $44.4 million since December 31, 1996 to $215.8 million at December 31, 1997.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Company. The Company's annualized net interest margin for the quarter decreased from 2.69% at December 31, 1996, to 2.63% at

December 31, 1997. The decrease in the margin was caused in part, by a decrease in multifamily construction and commercial real estate loans, which typically bear yields that are significantly higher than traditional single family loans. The Company has several large multifamily loans in its portfolio. When these loans pay off from time to time, the impact on the Company's asset size and margin can be significant. In the first half of the Company's fiscal year, approximately $20 million in these loans paid off. However, the average yield on all interest earning assets increased 12 basis points to 8.55% at December 31, 1997, compared to 8.43% at December 31, 1996. The average yield on interest bearing liabilities remained the same at 5.80% for the current and previous year.

An ongoing objective of the Company's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons to minimize wide fluctuations in net interest income. Management utilizes the Office of Thrift Supervision Net Portfolio Valve ("NPV") model. This model analyzes the NPV and changes in the NPV under several different interest rate scenarios. The NPV model utilizes several measures of interest rate risk
(IRR): the IRR Exposure Measure, the Interest Rate Sensitivity Measuring the Base-Case Net Present Value Capital Ratio and the Percentage Change in NPV. Results of the NPV model indicate that the Company's rate sensitivity measure based on a 200 basis points rate shock would be 80 basis points at December 31, 1997, which ranks it among the least sensitive in the thrift industry. Interest income for the quarter ended December 31, 1997, was $4.5 million compared to $5.1 million for the quarter ended December 31, 1996, a decrease of $684,000. These decreases are primarily due to a decrease in earning assets compared to the prior year. Interest expense for the quarter ended December 31, 1997, decreased $453,000 over the corresponding period in 1996. This is the result of paying off FHLB advances and allowing agent acquired funds mature or rollover at the prevailing rate. The Company is continuing to monitor the net interest margin which continues to be an area of increased concentration this year.

NON-INTEREST INCOME. Non-interest income for the quarter ended December 31, 1997, was $974,000 compared to $1.2 million for the same period in 1996, a decrease of $263,000.


NON-INTEREST INCOME
--------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,       INCREASE
                                                         1997      1996     (DECREASE)
                                                        ------    ------    ----------
Net income from real estate development and management  $  182    $  171      $   11
Letter of credit fees                                      377       324          53
Service charges on deposit accounts                        241       146          95
Gain on sale of loans                                      110       145         (35)
Gain on sale of investments                                 74                    74
Loan servicing rights net of amortization                   30        48         (18)
Real estate mortgage banking fees                                    463        (463)
Agent fee income                                           384       179         205
Loan participation fees                                    197                   197
Servicing fees on loans sold                                62        89         (27)
Other loan fees                                             13        84         (71)
Other                                                      154       196         (42)
                                                        ------    ------      -------
  Total non-interest income                             $1,824    $1,845      $  (21)
                                                        ======    ======      =======

Non-interest income for the six months ended December 31, 1997, decreased by $21,000 as compared to the six months ended December 31, 1996. The Company's fee income from real estate development and management was up slightly from $171,000 last year to $182,000 for the first six months of fiscal 1998. These fees, which are transaction-based, are volatile in nature. There is no assurance that individual transactions, once initiated, will be completed. While the Company may continue to participate in development activities, it has shifted its primary focus to financing multifamily real estate for non-affiliated borrowers. The Company has not exited the development industry, but has significantly reduced its activities. The Company intends to remain active in financing multifamily transactions. The Affordable Housing Group has encountered increased competition in the financing and development of multifamily housing. The IRS Section 42 tax credit program has been used by the Company to develop affordable housing for individuals with low to moderate incomes. The Company has provided financing for other developers which began utilizing the program, due to increased competition in this area. As a result, the Company has noted a significant reduction in the amount of fees it has been able to collect on individual transactions. The Company recognized $463,000 in real estate mortgage banking fees for fiscal 1997 compared to zero in fiscal 1998. As mentioned above, the increase in competition plus a decrease in multifamily transactions has reduced fee income. The Company has replaced some of these fees with consulting fees of $92,000 earned for packaging multifamily deals for non-affiliated borrowers. These fees are included in the category net income from real estate development and management. The Company did recognize $377,000 in multifamily loan letter of credit fees compared to $324,000 in fiscal 1997.

Service charges on deposit accounts increased $95,000 over the prior fiscal year due to the continued growth in the deposit base. Agent fee income increased $205,000 over December 31, 1996, as a result of the Company's origination of auto loans as agent for another financial institution. Net gain on sale of loans decreased $35,000 as the volume of loans has decreased. This was offset by $74,000 in securities gains compared to zero last year. Loan servicing rights also decreased $18,000 from prior year due to a decrease in the volume of loans. The Company arranged a participation for a large multifamily loan customer and collected $197,000 in loan participation fees. The Company sold approximately $48 million in loan servicing rights last year, as a result, servicing fees on loan sold decreased $27,000 from the prior year, along with a reduction in servicing rights amortization, noted below. Other loan fees decreased $71,000 from the prior year due to large prepayment penalties fees on multifamily loans in the prior year. Other income decreased $42,000 from the prior year due to a recovery of $48,000 on a lawsuit settlement in the prior year.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the current quarter increased $85,000 compared to the quarter ended December 31, 1996. The provision for loan losses for the six months ended was $225,000 compared to $855,000 in the prior year, a decrease of $630,000. As a result of the continued consolidation and standardization of the bank and thrift institutions, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowance during the first quarter of fiscal 1997. The increase in the provision in the previous year did not result from the identification of any particular problem credit or credits, but does reflect the diversity in the Company's loan portfolio.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended December 31, 1997, was $1.7 million compared to $2.2 million for the same period in 1996, a decrease of $458,000, or 21.3%. The Company continues to work hard on controlling costs.


NON-INTEREST EXPENSE
--------------------------------------------------------------------------
(IN THOUSANDS)
                                      SIX MONTHS ENDED
                                        DECEMBER 31,             INCREASE
                                      1997        1996          (DECREASE)
                                      ----        ----          ----------
Salaries and employee benefits       $1,727      $2,270          $  (543)
Legal and professional                  131         184              (53)
Occupancy expense                       222         232              (10)
Equipment expense                       177         179               (2)
Deposit insurance                        60       1,258           (1,198)
Data processing expense                 189         153               36
Advertising                             103         127              (24)
Printing and supplies                    49         108              (59)
Travel and lodging                       25          30               (5)
Telephone                                38          56              (18)
Postage                                  35          51              (16)
Abandoned projects                                  145             (145)
Loss on investment                       51         115              (64)
Other operating expense                 539         529               10
                                     ------      ------          --------
  Total non-interest expense         $3,346      $5,437          $(2,091)
                                     ======      ======          ========

Salaries and employee benefits decreased $543,000 for the six months ended December 31, 1997, compared to the same period last year. The Company completed a cost reduction in the fourth quarter of fiscal 1997, resulting in
a significant reduction in staff.   The Company should realize the full impact
of the cost reduction during fiscal 1998. Legal and professional fees decreased $53,000 from the prior year due to the legal costs associated with the affordable housing segment, which has decreased from the prior year. Occupancy and equipment expense decreased by $12,000 compared to the prior year as management continues to closely monitor these expenses. Deposit insurance decreased $1,198,000 from the prior year, due primarily to the one-time special SAIF assessment imposed on thrifts in September 1996. Data processing expense increased $36,000 due primarily to the increase in the Company's retail deposit base and increased volumes in other areas. Advertising expense decreased $24,000 from the prior year primarily due to a decrease in media spending this year. Printing and supplies decreased $59,000 from the prior year due to the cost reduction program and increased cost control measures. Travel and lodging decreased $5,000 from prior year due to the decreased activities in the Company's affordable housing segment. Telephone and postage decreased $18,000 and $16,000, respectively, also a result of fewer employees. The Company's housing subsidiaries continue to search for new sites to develop and/or finance, but sometimes expenses are incurred on potential sites that do not materialize and are expensed as abandoned projects. Abandoned projects expense was $145,000 in the previous year compared to zero in the current year. The Company has written down the investment in various developments by $51,000 compared to $115,000 in the prior year. These writedowns are offset by tax credits received for the investments in these developments. Other operating expense increased only $10,000 over the prior year due to a $14,000 increase in indirect consumer credit reports as a result of increased volume over prior year and a $14,000 writeoff of leasehold improvements due to the relocation of the Indianapolis, IN offices to Evansville, IN. These increases were offset by decreases in other miscellaneous expenses.

INCOME TAX EXPENSE. Income tax expense increased $848,000 for the six months ended December 31, 1997, compared to the same period in 1996, due to the taxable net loss in the previous year compared to the current year's taxable net income.

YEAR 2000. The Company has an ongoing program to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. While the Company believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant, and has planned a program of testing compliance. The Company estimates that the cost to redevelop, replace or repair its technology will not be material.


FINANCIAL CONDITION

Total assets decreased by $24.2 million from June 30, 1997, to approximately $215.8 million at December 31, 1997. The decrease is primarily the result of payoffs received on certain multifamily loans. The Company continues to sell current production of fixed 1-4 family mortgages, and also pass through consumer loans to another institution that meet certain criteria, and receive payments and payoffs in the normal course of business.

LOANS. The following table shows the composition of the Company's loan portfolio as of December 31, 1997 and June 30, 1997.


LOANS OUTSTANDING
-------------------------------------------------------------------------------
(IN THOUSANDS)
                                                     DECEMBER 31,      JUNE 30,
                                                         1997            1997
                                                     ------------      --------
Real estate mortgage loans
 First mortgage loans
   Conventional                                        $ 84,597        $ 94,293
   Construction                                          16,339          32,577
   Commercial                                            24,348          26,668
   Multifamily loans                                      8,482           9,602
   First mortgage real estate loans purchased             3,052           3,184

 Commercial loans - other than secured by real estate    11,409          12,522
 Consumer and home equity loans                          29,263          26,118
                                                       --------        --------
     Total loans                                        177,490         204,964
                                                       ========        ========

Total assets                                           $215,821        $240,001
                                                       ========        ========
Total loans to total assets                               82.2%           85.4%
                                                       ========        ========

Total loans decreased by $27.5 million or 13.4% to $177.5 million at December 31, 1997, compared to June 30, 1997. The largest component of the decrease is in the construction real estate area, which was primarily three multifamily construction loans. The Company continues to sell new single family loan production, recognize the gain or loss on the sale, and use the proceeds to fund more single family loan production. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products.
The Company's construction loan category, which includes approximately $14.8 million in commercial and multi-family loans and $1.5 million in 1-4 family real estate loans, has decreased since June 30, 1997, due to several large payoffs on multifamily and commercial real estate loans, which could negatively impact the interest rate margin if the decrease becomes a trend. Commercial real estate loans and multifamily loans also decreased $2.3 million and $1.1 million, respectively, due to paydowns and payoffs. Consumer and home equity loans increased $3.1 million due to the Company's retention of a portion of indirect automobile loan originations.

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

NON-PERFORMING LOANS
---------------------------------------------------------------
(IN THOUSANDS)
                                DECEMBER 31,           JUNE 30,
                                    1997                 1997
                                ------------           --------

Nonaccrual loans                    $599                 $256
Restructured
90 days or more past due             101                   29
                                    ----                 ----
  Total                             $700                 $285
                                    ====                 ====

Percent of total loans              0.39%                0.14%
                                    =====                =====


The ratio increased from 0.14% at June 30, 1997, to 0.59% at December 31, 1997 as non-performing loans increased $415,000. The nonaccrual loan total is entirely made up of five mortgage loans, while the 90 days past due total consists of consumer loans only. Management is not aware of any loans that have not been disclosed that represent or result from trends or uncertainties which may have a material impact on the Company's future operating results, liquidity or capital resources.

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

The following table sets forth an analysis of the allowance for loan losses for the six months ended December 31, 1997, and the year ended June 30, 1997.

Allowance for Loan Losses
(in thousands)
                                        DECEMBER 31,     JUNE 30,
                                            1997           1997
                                        -------------------------
Allowance for loan losses:
   Balances, beginning of year             $1,781         $1,059
   Provision for losses                       225            975
   Loans charged off                         (221)          (267)
   Recoveries on loans                          9             14
                                           ------         ------
Balances, end of quarter                   $1,794         $1,781
                                           ======         ======

As of December 31, 1997, net loan charge-offs were $212,000, or 0.22% (annualized) of average loans for the period, compared to $253,000 or 0.07% of average loans as of June 30, 1997. The provision for loan losses decreased $750,000 for the six months ended December 31, 1997 compared to the previous year as the Company set aside $850,000 in loan loss allowance in the first quarter of fiscal 1997 in an ongoing effort to more closely resemble commercial banking allowance levels, compared to a more normalized provision in the current fiscal year. The allowance for loan losses to total loans outstanding increased from .87% at June 30, 1997 to 1.01% at December 31, 1997. The Company still has a number of large multifamily loans, both completed and in construction in its portfolio. These credits are currently performing, but present a higher amount of risk than other loans due to their size in relationship to the Company's net worth and loan loss allowances. The loans are primarily outside the Company's geographic market. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of December 31, 1997.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of December 31, 1997, the investment portfolio represented 4.1% of the Company's assets compared to 5.7% at June 30, 1997, and is managed in a manner designed to meet the Board's investment policy objectives. The Savings Bank sold $3.4 million in securities during the second quarter resulting in net gains of $74,000. The remaining decrease is the monthly payments of principal and interest on the Savings Bank's mortgage-backed securities. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At December 31, 1997, the entire investment portfolio was classified as available for sale, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The net unrealized loss at December 31, 1997 was $41,000, which was comprised of gross gains of $2,000, gross losses of $73,000, and a tax benefit of $30,000. The increase of $10,000 over June 30, 1997 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                  DECEMBER 31,     JUNE 30,
                                                      1997           1997
                                                  ------------     --------
                                                        (IN THOUSANDS)
Securities available for sale:
   U.S. Treasury securities                        $  1,002       $  1,000
   Federal agencies securities                        2,984          2,944
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                      1,077          3,003
   Federal National Mortgage Association
      mortgage-backed securities                      1,172          1,562
   Government National Mortgage Association
      mortgage-backed securities                      2,597          4,223
   Municipal revenue bonds                                           1,058
   Other securities available for sale                   54
                                                   --------       --------
      Total securities available for sale          $  8,886       $ 13,790
                                                   ========       ========

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

Average deposits decreased by $6.2 million during the first six months of fiscal 1998. Most of the decreases were due to certificates of deposit acquired through agents, which decreased $18.3 million to $52.0 million at
December 31, 1997.   This decrease was offset by the Company's savings bank
subsidiary promoting selected retail certificates of deposit, which have increased $12.1 million since June 30, 1997 in an effort to increase its core deposit base. Demand accounts and money market accounts decreased $722,000 and $811,000, respectively, offset by an increase in a premium rate NOW accounts product of $1.7 million. The Company's savings bank subsidiary continues to actively market this premium rate NOW account product.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the six months ended December 31, 1997 and for the year ended June 30, 1997.

                                            SIX MONTHS ENDED            YEAR ENDED
                                            DECEMBER 31, 1997         JUNE 30,  1997
                                            -----------------         --------------
                                            AVERAGE                 AVERAGE
                                            BALANCE      RATE       BALANCE      RATE
                                            -------      ----       -------      ----
                                                       (DOLLARS IN THOUSANDS)
Average Deposits
  Demand                                   $   4,963               $   5,685
  Now accounts                                22,311     4.31%        20,585     4.22%
  Money market accounts                        3,079     2.71          3,890     2.72
  Savings accounts                             4,666     2.51          4,792     2.90
  Certificates of deposit                     90,461     5.79         78,408     5.68
  Agent-acquired certificates of deposit      52,011     6.30         70,346     6.31
                                           ---------               ---------
     Total                                 $ 177,491     5.44%     $ 183,706     5.45%
                                           =========               =========

FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM DEBT. The following table summarizes the Company's borrowings as of December 31, 1997, and June 30, 1997.


                                              DECEMBER 31,     JUNE 30,
                                                  1997           1996
                                              ------------     --------
                                                     (IN THOUSANDS)
Note payable, 7.70% adjusted annually,
  payable $16,443 per month, including
  interest, due April 1, 2009, secured
  by specific multifamily mortgages              $ 2,223        $ 2,234
Note payable, 8.75% adjusted annually,
  payable $8,018 per month, including
  interest, due September 14, 2010, secured
  by specific multifamily mortgages                1,003          1,006
Note payable, 8.75% adjusted annually,
  payable $12,190 per month, including
  interest, due September 22, 2010,
  secured by specific multifamily mortgages        1,536          1,542
Junior subordinated notes, 9 1/8%,
  interest paid semi-annually, due April 30,
  2001, unsecured                                  1,476          1,476
Junior subordinated notes, 9 1/4% interest
  paid semi-annually, due January 31, 2002
  unsecured                                        1,494          1,494
Senior subordinated notes, 10%, interest
  paid semi-annually, due June 1, 2005,
  unsecured                                        7,000          7,000
Federal Home Loan Bank advances                   18,950         23,337
                                                 -------        -------
  Total                                          $33,682        $38,089
                                                 =======        =======

Borrowings decreased $4.4 million to $33.7 million at December 31, 1997. Borrowings have been reduced during fiscal 1998 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. This allows the Company to use the proceeds to fund new loan originations and ease the need for additional borrowings in the future. The decrease is due primarily to the maturity of FHLB advances. The Company, thus far, has been in a position to allow FHLB advance levels to decline.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 8.74% at December 31, 1997, compared to 6.93% at June 30, 1997. The dividends paid and declared on common stock, and an increase in the unrealized loss on available for sale investment decreased the ratio, while net income for the period, and an infusion of capital from the Savings Bank's parent company increased the ratio. The Company's book value per share at December 31, 1997 was $5.02, compared to $5.20 at June 30, 1997.

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

At December 31, 1997, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                            (Dollars in Thousands)

                                   Required
               Amount    Percent    Amount   Percent   Excess
               ----------------------------------------------
Core           $18,399    8.74%    $ 6,318    3.0%    $12,081
Tangible       $18,399    8.74%    $ 3,159    1.5%    $15,240
Risk-based     $24,954   13.16%    $17,085    8.0%    $ 7,869

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At December 31, 1997 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 8.74%.

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

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 11.87% on December 31, 1997, up from 5.57% on June 30, 1997. On November 24, 1997, the OTS adopted a new liquidity ratio which lowered liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. The liquidity base has been reduced by modifying the definition of net withdrawable accounts to exclude, at the association's option, accounts with maturities exceeding one year. Another change removes the requirement that certain obligation must mature in five years or less in order to qualify as a liquid asset. Finally, the rule added certain short-term mortgage-related securities and short- term first lien residential mortgage loans to the list of assets includable as regulatory liquidity. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations.

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

                                                FIDELITY FEDERAL BANCORP



Date: JANUARY 13, 1998                By:   /s/ M. BRIAN DAVIS
      ---------------------------           ---------------------------------
                                            M. Brian Davis
                                            President and CEO



                                      By:   /s/ DONALD R. NEEL
                                            ---------------------------------
                                            Donald R. Neel,
                                            Executive Vice President, CFO and
                                            Treasurer
                                            (Principal Financial Officer)

                                Exhibit Index


Reg. S-K

Exhibit No.     Description of Exhibit                                    Page
------------------------------------------------------------------------------
   27           Financial Data Schedule