Form 10-Q
period 1998-03-31
FIDELITY FEDERAL BANCORP
filed 1998-05-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1998



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




                     700 S. Green River Road, Suite 2000
                          Evansville, Indiana 47715
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)



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

                                 YES  X   NO
                                     ---     ---
As of April 12, 1998, there were 3,127,210 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 23.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                                    Index

                                                                         Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet...........................................     3

   Consolidated statement of income.....................................     4

   Consolidated statement of changes in stockholders' equity............     5

   Consolidated statement of cash flows.................................     6

   Notes to consolidated financial statements...........................     7

  ITEM 2--Management's Discussion and Analysis of Results of
          Operation and Financial Condition

      Results of Operations ............................................    10

      Financial Condition...............................................    14

      Capital Resources and Capital Requirements........................    18

      Liquidity.........................................................    20


PART II - OTHER INFORMATION.............................................    21

SIGNATURES..............................................................    22

EXHIBIT INDEX...........................................................    23

ITEM 1 - FINANCIAL STATEMENTS
                        PART I - FINANCIAL INFORMATION

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                                          MARCH 31,            JUNE 30,
                                                                            1998                 1997
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $  1,509             $  1,746
Short-term interest-bearing deposits                                         5,891                1,759
                                                                          --------             --------

    Total cash and cash equivalents                                          7,400                3,505

Interest-bearing deposits                                                        6                    6
Securities available for sale                                               10,472               13,790
Loans                                                                      166,249              204,964
Allowance for loan losses                                                   (4,611)              (1,781)
                                                                          --------             ---------
    Net loans                                                              161,638              203,183
Premises and equipment                                                       6,133                6,340
Federal Home Loan Bank of Indianapolis stock, at cost                        3,920                3,920
Other assets                                                                 7,867                9,257
                                                                          --------             --------
       Total assets                                                       $197,436              240,001
                                                                          ========             ========

LIABILITIES
Deposits
    Non-interest bearing                                                  $  7,799             $  4,714
    Interest-bearing                                                       138,873              177,073
                                                                          --------             --------
       Total deposits                                                      146,672              181,787
Short-term Borrowings                                                        2,447                5,191
Federal Home Loan Bank advances and other long-term debt                    33,346               38,089
Advances by borrowers for taxes and insurance                                  695                  674
Other liabilities                                                              891                1,324
                                                                          --------             --------
    Total liabilities                                                      184,051              227,065

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
     Issued Outstanding - 3,127,210 and 2,487,385 shares                     3,127                2,487
Capital surplus                                                             10,799                8,708
Stock warrants                                                                  11                  264
Retained earnings, substantially restricted                                   (523)               1,508
Net unrealized losses on securities available for sale                         (29)                 (31)
                                                                          --------             --------
       Total stockholders' equity                                           13,385               12,936
                                                                          --------             --------

Total liabilities and stockholders' equity                                $197,436             $240,001
                                                                          ========             ========

See notes to consolidated financial statements.

NOTE: The consolidated balance sheet at June 30, 1997 has been derived from the audited financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             MARCH 31,                          MARCH 31,
                                                      1998             1997               1998            1997
                                                    ------------------------            -----------------------
INTEREST INCOME
  Loans                                              $3,679           $4,509            $12,287         $13,996
  Securities available for sale                         145              269                520             834
  Federal funds sold                                      5               52                 75              70
  Interest-bearing deposits                              86               30                213              93
  Other interest and dividend income                     79               75                239             231
                                                    -------           ------            -------         -------
                     Total interest income            3,994            4,935             13,334          15,224
                                                    -------           ------            -------

INTEREST EXPENSE
  Deposits                                            2,024            2,489              6,909           7,545
  Federal Home Loan Bank advances                       302              483                983           1,680
  Federal funds purchased                                                                                    49
  Other interest expense                                375              428              1,150           1,210
                                                    -------           ------            -------         -------
                     Total interest expense           2,701            3,400              9,042          10,484
                                                    -------           ------            -------

NET INTEREST INCOME                                   1,293            1,535              4,292           4,740
  Provision for loan losses                           2,867               60              3,092             915
                                                    -------           ------            -------         -------
Net interest income after provision for loan losses  (1,574)           1,475              1,200           3,825
                                                    -------           ------            -------         -------

NON-INTEREST INCOME
  Fee income-real estate development and management      83               90                265             262
  Service charges on deposit accounts                    79               79                320             225
  Gain on sale of
                     Real estate loans                    8               19                 42              81
                     Investments                          5                                  79
  Letter of credit fees                                 152              185                529             509
  Agent fees                                            126              111                510             291
  Real estate mortgage banking fees                                      535                                999
  Loan participation fees                                                                   197
  Other income                                          137              190                472             687
                                                    -------           ------            -------         -------
                     Total non-interest income          590            1,209              2,414           3,054
                                                    -------           ------            -------         -------

NON-INTEREST EXPENSE
  Salaries and employee benefits                        842            1,145              2,569           3,415
  Net occupancy expense                                 120              103                342             335
  Equipment expense                                      87               97                264             277
  Data processing expense                               125               77                314             230
  Deposit insurance expense                              42               18                102           1,276
  Legal and professional fees                            96               70                227             254
  Advertising                                            56               50                158             177
  Other expense                                       1,012              403              1,751           1,436
                                                    -------           ------            -------         -------
                     Total non-interest expense       2,380            1,963              5,727           7,400
                                                                      ------            -------         -------

INCOME BEFORE INCOME TAX                             (3,364)             721             (2,113)           (521)
  Income tax expense                                 (1,354)             192             (1,020)           (321)
                                                    -------           ------            -------         -------
NET INCOME                                          $(2,010)          $  529            $(1,093)          $(200)
                                                    =======           ======            =======         =======

PER SHARE:
  Basic net income                                  $ (0.64)          $ 0.21            $ (0.38)         $(0.08)
  Diluted net income                                  (0.64)            0.20              (0.37)          (0.08)
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                     3,161,921        2,630,667          2,975,319       2,686,040

See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          MARCH 31,                   MARCH 31,
                                                                    1998            1997            1998        1997
                                                                  -----------------------         -------------------
     BEGINNING BALANCES                                           $15,702         $12,605         $12,936     $14,295
       Net income                                                  (2,010)            529          (1,093)       (200)
       Net change in unrealized gain (loss) on securities
         available for sale                                            12             (27)              2          80
       Cash dividends                                                (314)           (249)           (938)     (1,246)
       Purchase of treasury stock                                      (5)                            (15)       (101)
       Exercise of stock warrants                                                       5           2,493          33
       Exercise of stock options                                                        2                           4
                                                                  -------         -------         -------     -------
     BALANCES, MARCH 31                                           $13,385         $12,865         $13,385     $12,865
                                                                  =======         =======         =======     =======

     See notes to consolidated condensed financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            1998                1997
                                                                         ----------------------------
Operating Activities
  Net income                                                             $ (1,093)           $  (200)
  Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses                                                 3,092                915
  Investment securities gains                                                 (79)
  Loss on sale of premises and equipment                                       14                  7
  Gain on sale of premises and equipment                                                          (2)
  Depreciation                                                                338                305
  Investment securities amortization (accretion), net                         (11)                 5
  Amortization of net loan origination fees and points                        (34)                (5)
  Changes in:
  Interest receivable and other assets                                      1,388               (395)
  Interest payable and other liabilities                                     (468)              (582)
                                                                         --------            -------
Net cash provided by operating activities                                   3,147                 48
                                                                         --------            -------

Investing Activities
  Purchases of investment securities available for sale                    (1,906)            (2,015)
  Proceeds from maturities of investment securities available for sale      1,909              2,821
  Proceeds from sale of investment securities available for sale            3,379
  Net changes in loans                                                     38,487              6,674
  Purchases of premises and equipment                                        (145)            (1,133)
                                                                         --------            -------


Net cash provided by investing activities                                  41,724              6,347
                                                                         --------            -------

Financing Activities
  Net change in:
  Noninterest-bearing, NOW, savings and money
    market deposits                                                       (35,077)               449
  Certificates of deposit                                                     (38)             3,652
  Proceeds from short-term borrowings                                       3,038              8,327
  Repayment of short-term borrowings                                       (5,815)            (7,556)
  Proceeds from FHLB advances and other long-term borrowings                                   7,600
  Repayment of FHLB advances other long-term borrowings                    (4,710)           (22,469)
  Net change in advances by borrowers for taxes and insurance                  21                290
  Purchase of common stock                                                    (15)              (102)
  Cash dividends                                                             (873)            (1,496)
  Proceeds from exercise of stock warrants                                  2,493                  4
  Proceeds from exercise of stock options                                                         33
                                                                         --------            -------
Net cash used by financing activities                                     (40,976)           (11,268)
                                                                         --------            -------

Change in Cash and Cash Equivalents                                         3,895             (4,873)
Cash and Cash Equivalents, beginning of year                                3,505             10,213
                                                                         --------            -------
Cash and Cash Equivalents, end of year                                     $7,400             $5,340
                                                                         ========            =======

Additional Cash Flows and Supplementary information
  Cash paid for income taxes, net of refunds                               $  625             $  590
  Cash paid for interest                                                    8,403              9,720


See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

-   ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

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

                                                   FOR THE NINE MONTHS                   FOR THE NINE MONTHS
                                                      ENDED 3/31/98                         ENDED 3/31/97
                                            INCOME       SHARES      PER-SHARE    INCOME       SHARES      PER-SHARE
                                          (NUMERATOR) (DENOMINATOR)  (AMOUNT)   (NUMERATOR) (DENOMINATOR)  (AMOUNT)
                                          ------------------------------------  ------------------------------------
BASIC EPS
Income available to
common stockholders                      $(1,092,771)   2,899,348     $(0.38)   $(200,259)    2,491,971     $(0.08)

EFFECT OF DILUTIVE SECURITIES
Options                                                    26,131                                30,449
Warrants                                                   49,840                               163,620

DILUTED EPS
Income available to common
stockholders plus assumed                -----------    ---------               ---------     ---------
conversions                              $(1,092,771)   2,975,319     $(0.37)   $(200,259)    2,686,040     $(0.08)
                                         ===========    =========               =========     =========

                                                  FOR THE THREE MONTHS                 FOR THE THREE MONTHS
                                                      ENDED 3/31/98                         ENDED 3/31/97
                                            INCOME       SHARES      PER-SHARE    INCOME       SHARES      PER-SHARE
                                          (NUMERATOR) (DENOMINATOR)  (AMOUNT)   (NUMERATOR) (DENOMINATOR)  (AMOUNT)
                                          ------------------------------------  ------------------------------------
BASIC EPS
Income available to
common stockholders                      $(2,009,432)   3,127,240     $(0.64)    $528,991     2,489,263     $0.21

EFFECT OF DILUTIVE SECURITIES
Options                                                    27,730                                24,509
Warrants                                                    6,950                               116,892
DILUTED EPS
Income available to common
stockholders plus assumed                -----------    ---------               ---------     ---------
conversions                              $(2,009,432)   3,161,920     $(0.64)    $528,991     2,630,664     $0.20
                                         ===========    =========               =========     =========

Options to purchase 102,275 shares of common stock at an average price of $10.74 were outstanding during fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 48,510 shares of common stock at an average price of $10.91 were outstanding during fiscal 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At March 31, 1998, a total of 210,441 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At March 31, 1998, a total of 186,144 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

-   CASH DIVIDEND

On February 18, 1998, the Board of Directors declared a dividend of $0.10 per share payable on April 6, 1998 to stockholders of record on March 2, 1998.

-   COMPANY SUBSIDIARIES

United Fidelity Bank, fsb ("Savings Bank"), Village Securities Corporation and Village Affordable Housing Corporation are three subsidiaries of the Company. The Savings Bank is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Securities Corporation began operations July 1, 1997, by providing customers with discount brokerage services for stocks and bonds and Village Affordable Housing Corporation was formed during the third quarter fiscal 1998 for the purpose of holding interests in real estate housing, and is not operational.

The Savings Bank's subsidiaries, Village Housing Corporation, Village Management Corporation and Village Community Development Corporation, and Village Capital Corporation (the "Affordable Housing Group") are involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. The Company has found that it may be advantageous for the Affordable Housing Group to finance, develop, build, rent and manage many types of housing, including IRS Section 42 housing, condominiums, market-rate multifamily housing, and others. Another subsidiary of the Savings Bank, Village Insurance Corporation, is engaged in the business of selling various insurance products.

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

-   NEW ACCOUNTING STANDARDS

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

Presented below is condensed financial information relating to the Company's business segments:

(IN THOUSANDS)                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 MARCH 31,                            MARCH 31,
                                                           1998            1997                  1998          1997
                                                       --------------------------              ---------------------

REVENUE:
 Banking                                               $    4,391       $   5,518              $ 15,141      $17,018
 Real estate development and management                       193             626                   607        1,260
                                                       ----------       ---------              --------      -------
   Total consolidated                                  $    4,584       $   6,144              $ 15,748      $18,278
                                                       ==========       =========              ========      =======

OPERATING PROFIT:
 Banking                                               $   (1,147)      $     631                  (167)         296
 Real estate development and management                      (863)           (102)                 (926)        (496)
                                                       ----------       ---------              --------      --------
   Total consolidated                                  $   (2,010)      $     529              $ (1,093)     $  (200)
                                                       ==========       =========              ========      ========

IDENTIFIABLE ASSETS:
 Banking                                               $  186,359       $ 236,833              $186,359     $236,833
 Real estate development and management                    11,077          13,452                11,077       13,452
                                                       ----------       ---------              --------     --------
  Total consolidated                                   $  197,436       $ 250,285              $197,436     $250,285
                                                       ==========       =========              ========     ========

DEPRECIATION AND AMORTIZATION:
Banking                                                $       95       $      97              $    323     $    256
Real estate development and management                          5              18                    15           49
                                                       ----------       ---------              --------     --------
  Total consolidated                                   $      100       $     115              $    338     $    305
                                                       ==========       =========              ========     ========

CAPITAL EXPENDITURES:
Banking                                                $       28       $     114             $     142    $   1,064
Real estate development and management                          1               8                     3           69
                                                       ----------       ---------             ---------    ---------
  Total consolidated                                   $       29       $     122             $     145       $1,133
                                                       ==========       =========             =========    =========

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

-   RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 1998 was $2,010,000, compared to a net income of $529,000 for the same period last year. Basic and diluted net loss per share was $(0.64) per share for the three months ended March 31, 1998, compared to net income per share of $0.21 and $0.20 per share, respectively in 1997. Net loss for the nine months ended was $1,093,000 compared to a net loss of $200,000 for the same period last year. Basic and diluted net loss per share for the nine months ended March 31, 1998 was $(0.38) and $(0.37) per share compared to a net loss per share of $(0.08) for the same period last year. Last year's net loss was impacted by the federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September, 1996, requiring thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996. As a result, the Company recorded a charge of $1.0 million during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances during the first quarter of fiscal 1997. The current quarter's net loss was the result of additional provisions and other charges associated primarily with loans and receivables generated under the Company's IRS Sec. 42 tax-credit affordable housing development program (AHD). This activity was conducted in the Company's Indianapolis office that was eliminated in December 1996. The Company has not operated in this line of business for approximately three years. Payments on the loans that have been additionally provided for are current. However, based on their current performance at lower than original projection, management believed additional reserves were warranted. The Company provided an additional $2.8 million for the allowance and incurred $753,000 in additional charges related primarily to the tax credit program (see Analysis of allowance for loan losses).

The Company announced on January 21, 1997 an expense reduction plan calling for approximately $1 million in after tax savings. The plan calls for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company's long term plan originally called for rapid internal asset growth to a target of $500 million in assets. Management mobilized for the ambitious goal by appropriately staffing the Company to meet the increased demands of a larger organization. Recently, management determined that a more conservative growth plan would allow the Company to grow profitably without straining its capital resources. As such, it was determined that some infrastructure that had been developed would not be required in the short run. On April 25, 1997 the Company announced the completion of the cost reduction program. The Company completed the cost reduction program ahead of schedule and non interest expense has decreased approximately $1.1 million for the nine months ended March 31, 1998 compared to the same period last year, excluding the $437,000 in charges for the current quarter.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended March 31, 1998, was $1.3 million compared to $1.5 million for the three month period ending March 31, 1997, a decrease of $200,000. A decrease of $11.2 million in loans outstanding and $8.0 million in federal funds sold during the third quarter was the primary reason for the decline. Net interest income for the nine months ended March 31, 1998 was $4.3 million compare to $4.7 million a year ago, a decrease of $400,000. This is primarily due to a decrease in year-to-date average earning assets of $31.8 million to $208.9 million at March 31, 1998. The Company's asset total has de-creased $52.8 million since March 31, 1997 to $197.4 million at March 31, 1998, due primarily to payoffs received on multifamily and single-family mortgage loans.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Company. The Company's annualized net interest margin for the quarter increased from 2.64% at March 31, 1997, to 2.72% at March 31, 1998. The increase in the margin was caused in part by allowing agent acquired funds, which typically carry a higher cost to the Company, to mature or rollover at the prevailing rate, having a favorable impact on the margin. The impact was offset by a decrease in multifamily construction and commercial real estate loans, which typically bear yields that are significantly higher than traditional single family loans. The Company has several large multifamily loans in its portfolio. When these loans pay off from time to time, the impact on the Company's asset size and margin can be significant. In the Company's current fiscal year, approximately $18.9 million in these loans paid off. However, the average yield on all interest earning assets increased seven basis points to 8.50% at March 31, 1998, compared to 8.43% at March 31, 1997. The average yield on interest bearing liabilities decreased three basis points to 5.76 compared to the same period last year.

An ongoing objective of the Company's asset/liability management policy is to match rate-adjustable assets and liabilities at similar maturity horizons to minimize wide fluctuations in net interest income. Management utilizes the Office of Thrift Supervision Net Portfolio Valve ("NPV") model. This model analyzes the NPV and changes in the NPV under several different interest rate scenarios (shocks). The NPV model utilizes several measures of interest rate risk (IRR): the IRR Exposure Measure, the Interest Rate Sensitivity Measuring the Base-Case Net Present Value Capital Ratio and the Percentage Change in NPV. Results of the December 31, 1997 NPV model indicate that the Company's rate sensitivity measure based on a 200 basis points rate shock was 97 basis points at December 31, 1997, which ranks it among the least sensitive to interest rate changes in the thrift industry. The Company utilizes the OTS simulation model to measure and evaluate the impact of changing interest rates on net interest income. The simulation model involves changes in interest rate relationships, asset and liability mixes, prepayments and directional changes in the prevailing interests rates. An institution's NPV is equal to the estimated percent value of assets minus the present value of liabilities plus the net present value of off-balance sheet contracts. The table below illustrates the projected change in the Company's NPV if all market rates were to uniformly and gradually increase or decrease by as much as 2.00%, compared to the results of a flat rate environment. These projections are based upon the Company's Savings Bank balance sheet at December 31, 1997.

                                                               (DOLLARS IN THOUSANDS)
                                                          INCREASE               (DECREASE)
                                                    -------------------------------------------
Change in interest rates from current level          (2.00%)    (1.00%)       1.00%      2.00%
Change in NPV                                       (1,794)      (396)        (217)      (982)
Percent change                                        (-11%)      (-2%)        (-1%)      (-6%)


The table indicates that if rates were to gradually increase or decrease by 2.00%, the Company's NPV would be expected to decrease by 6% or 11%, respectively, compared to a flat rate environment.

Assuming a 200 basis point rate shock to the Net portfolio value (NPV)

                                                                      12/31/97     9/30/97     6/30/97
                                                                      --------     -------     -------
Pre-shock NPV Ratio: NPV as a percent of PV of assets                  7.92%        7.34%       7.62%

Exposure Measure: Post-shock NPV Ratio                                 6.54         6.95        6.99

Sensitivity Measure: Change in NPV Ratio                                .97bp        .80bp       .63bp


The 97 basis point change in the NPV ratio ranks the Company in the 70th-80th percentile in sensitivity among the thrift industry from a sensitivity measure. The lower the sensitivity measure, the less the Company has interest rate exposure.

Interest income for the quarter ended March 31, 1998, was $4.0 million compared to $4.9 million for the quarter ended March 31, 1997, a decrease of $900,000. These decreases are primarily due to a decrease in earning assets compared to the prior year. Interest expense for the quarter ended March 31, 1998, decreased $699,000 over the corresponding period in 1997. This is the result of paying off FHLB advances and allowing agent acquired funds mature or rollover at the prevailing rate. The Company is continuing to monitor the net interest margin which continues to be an area of increased concentration this year.

NON-INTEREST INCOME. Non-interest income for the quarter ended March 31, 1998, was $590,000 compared to $1.2 million for the same period in 1997, an decrease of $610,000.


NON-INTEREST INCOME
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                        MARCH 31,                INCREASE
                                                                   1998            1997         (DECREASE)
                                                                  ------          ------        ----------
Net income from real estate development and management            $  265          $  683          $ (418)
Letter of credit fees                                                529             509              20
Service charges on deposit accounts                                  320             225              95
Gain on sale of loans                                                 42              81             (39)
Gain on sale of investments                                           79                              79
Loan servicing rights net of amortization                             31              65             (34)
Real estate mortgage banking fees                                                    578            (578)
Agent fee income                                                     510             291             219
Loan participation fees                                              197                             197
Servicing fees on loans sold                                          77             134             (57)
Other loan fees                                                       53              97             (44)
Other                                                                311             391             (80)
                                                                  ------          ------          -------
    Total non-interest income                                     $2,414          $3,054          $ (640)
                                                                  ======          ======          =======

Non-interest income for the nine months ended March 31, 1998, decreased by $640,000 as compared to the nine months ended March 31, 1997. The Company's fee income from real estate development and management decreased from $683,000 last year to $265,000 for the first nine months of fiscal 1998. The $418,000 decrease is primarily due to a decrease of $295,000 in consulting fees, $37,000 in management fees, $45,000 in development and builder fees. Consulting fees are earned for packaging multifamily deals for nonaffiliated borrowers. These fees, which are transaction-based, are volatile in nature. There is no assurance that individual transactions, once initiated, will be completed. While the Company may continue to participate in development activities, it has shifted its primary focus to financing multifamily real estate for non-affiliated borrowers. The Company has not exited the development industry, but has significantly reduced its activities. The Company intends to remain active in financing multifamily transactions. The Affordable Housing Group has encountered increased competition in the financing and development of multifamily housing. The AHD program has been used in the past by the Company to develop affordable housing for individuals with low to moderate incomes. The Company has provided financing for other developers which began utilizing the program, due to increased competition in this area. As a result, the Company has noted a significant reduction in the amount of fees it has been able to collect on individual transactions. The Company recognized $578,000 in real estate mortgage banking fees for fiscal 1997 compared to none in the current year. As mentioned above, the increase in competition plus a decrease in multifamily transactions has reduced fee income. The Company did recognize $529,000 in multifamily loan letter of credit fees compared to $509,000 in fiscal 1997.

Service charges on deposit accounts increased $95,000 over the prior fiscal year due to the continued growth in the deposit base. Agent fee income increased $219,000 over March 31, 1997, as a result of the Company's origination of auto loans as agent for another financial institution. Net gain on sale of loans decreased $39,000 as the volume of loans has decreased. This was offset by $79,000 in securities gains compared to zero last year. Loan servicing rights also decreased $34,000 from prior year due to a decrease in the volume of loans. The Company arranged a participation for a large multifamily loan customer and collected $197,000 in loan participation fees. The Company sold approximately $48 million in loan servicing rights last year, as a result, servicing fees on loan sold decreased $57,000 from the prior year. Other loan fees decreased $44,000 from the prior year due to large prepayment penalties fees on multifamily loans in the prior year. Other income decreased $80,000 from the prior year due to a recovery of $48,000 on a lawsuit settlement in the prior year and a $20,000 decrease in lease-up fee income associated with the affordable housing segment.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the current quarter increased $2.8 million compared to the quarter ended March 31, 1997. The provision for loan losses for the nine months ended was $3.1 million compared to $915,000 in the prior year, an increase of $2.2 million. The Company changed its philosophy with respect to computing its allowance for loan losses with respect to loans generated under the AHD program. The Company estimated cash flows of the AHD properties using certain assumptions with respect to rents, occupancy levels, and expenses. Shortfalls in cash flows based on current debt levels were computed for allowance purposes. The result was an additional provision despite the fact that the loans that have been additionally provided for are current with respect to principal and interest. However, based on their current performance at lower than original projections, management felt additional reserves were warranted based on allowance calculations.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended March 31, 1998 was $2.4 million compared to $2.0 million for the same period in 1997, an increase of $400,000.

NON-INTEREST EXPENSE
--------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                NINE MONTHS ENDED
                                                    MARCH 31,                INCREASE
                                               1998            1997         (DECREASE)
                                              ------          ------        ----------
Salaries and employee benefits                $2,569          $3,415         $  (846)
Legal and professional                           227             254             (27)
Occupancy expense                                342             335               7
Equipment expense                                264             277             (13)
Deposit insurance                                102           1,276          (1,174)
Data processing expense                          314             230              84
Advertising                                      158             177             (19)
Miscellaneous losses                             100              14              86
Non-operating charges                            437                             437
Printing and supplies                             89             144             (55)
Travel and lodging                                34              40              (6)
Telephone                                         56              86             (30)
Postage                                           56              79             (23)
Abandoned projects                                41             177            (136)
Loss on investment                                68             130             (62)
Other operating expense                          870             766             104
                                              ------          ------         --------
    Total non-interest expense                $5,727          $7,400         $(1,673)
                                              ======          ======         ========

Salaries and employee benefits decreased $846,000 for the nine months ended March 31, 1998, compared to the same period last year. The Company completed a cost reduction in the fourth quarter of fiscal 1997, resulting in a significant reduction in staff. The Company should realize the full impact of the cost reduction during fiscal 1998. Legal and professional fees decreased $27,000 from the prior year due to the legal costs associated with the affordable housing segment, which has decreased from the prior year. Occupancy expense increased $7,000 over the prior year due to the Company realizing the full years impact of depreciation expense for the new Eastside location. Equipment expense decreased by $13,000 compared to the prior year as management continues to closely monitor these expenses. Deposit insurance decreased $1.2 million from the prior year, due primarily to the one-time special SAIF assessment imposed on thrifts in September 1996. Data processing expense increased $84,000 due primarily to the increase in the Company's retail deposit base and increased volumes in other areas and an additional $30,000 accrued for Year 2000 compliance. Advertising expense decreased $19,000 from the prior year primarily due to a decrease in media spending this year. Printing and supplies decreased $55,000 from the prior year due to the cost reduction program and increased cost control measures. Travel and lodging decreased $6,000 from prior year due to the decreased activities in the Company's affordable housing segment. Telephone and postage decreased $30,000 and $23,000, respectively, also a result of fewer employees. The Company's housing subsidiaries continue to search for new sites to develop and/or finance, but sometimes expenses are incurred on potential sites that do not materialize and are expensed as abandoned projects. The Company has written down the investment in various developments by $68,000 compared to $130,000 in the prior year. These writedowns are offset by tax credits received for the investments in these developments. Some additional non-operating charges for the current quarter included investment banking fees and partnership management fees receivable of $106,000 and $122,000, respectively. Abandoned projects expense was $177,000 in the previous year compared to $41,000 in the current year. Letter of credit fees and development fees of $104,000 and $39,000 respectively, accrued on affordable housing deals were written off as collection became doubtful. These non-operating charges were all generated under the Company's IRS Sec. 42 tax-credit real estate development program. Miscellaneous losses were $100,000 for the nine months ended compared to $14,000 for the same period last year, primarily due to the discovery of an $80,000 kiting scheme. The Company is using all means available to recover the loss, but there can be no assurance as to the ultimate collectibility of the funds. Also, title fees and NOW account receivables totaling $8,000 and $15,000, respectively, were charged off in the third quarter of fiscal 1998. A deferred premium of $16,000 on a mortgage loan sale several years ago was deemed worthless and written off. Various items accounted for the remaining dollars written off. Other operating expense increased by $104,000 due to a $12,000 increase in Visa credit transaction charges, a $17,000 increase in indirect consumer credit reports as a results of increased volume over last year. Also, a $21,000 increase in correspondent bank charges and a $50,000 increase in miscellaneous operating expense over last year accounted for a portion of these increases.

INCOME TAX EXPENSE. Income tax expense decreased $699,000 for the nine months ended March 31, 1998, compared to the same period in 1997, due to the larger taxable net loss in the current year compared to the previous year's taxable net loss. The income tax credit associated with the taxable net loss was reduced by a $60,000 accrual adjustment made in the third quarter.

YEAR 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather then four to define the applicable year. Any of the Company's computer program that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company recently completed an assessment to determine what will be required to modify or replace software so the computer systems will properly utilize dates beyond December 31, 1999. The Company has recognized $30,000 in expenses during fiscal 1998 for Year 2000 compliance. The Company will continue with the Year 2000 compliance work and will report the full potential impact of future operating results as soon as a reasonable basis has been reached for a conclusion. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of the significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

-   FINANCIAL CONDITION

Total assets decreased by $42.6 million from June 30, 1997, to approximately $197.4 million at March 31, 1998. The decrease is primarily the result of payoffs received on certain multifamily loans. The Company continues to sell current production of fixed 1-4 family mortgages, and also pass through consumer loans to another institution that meet certain criteria, and receive payments and payoffs in the normal course of business.

LOANS. The following table shows the composition of the Company's loan portfolio as of March 31, 1998 and June 30, 1997.


LOANS OUTSTANDING
----------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                MARCH 31,            JUNE 30,
                                                                  1998                 1997
                                                                ---------            ---------
Real estate mortgage loans
    First mortgage loans
    Conventional                                                $ 76,693             $ 94,293
    Construction                                                  17,220               32,577
    Commercial                                                    21,180               26,668
    Multifamily loans                                              8,336                9,602
    First mortgage real estate loans purchased                     2,873                3,184

    Commercial loans - other than secured by real estate          10,234               12,522
    Consumer and home equity loans                                29,713               26,118
                                                                ---------            ---------
    Total loans                                                  166,249              204,964
                                                                =========            =========

Total assets                                                    $197,436             $240,001
                                                                =========            =========
Total loans to total assets                                         84.2%                85.4%
                                                                =========            =========

Total loans decreased by $38.7 million or 18.9% to $166.2 million at March 31, 1998, compared to June 30, 1997. The largest component of the decrease is conventional 1-4 family loans. The second largest component of the decrease is in the construction real estate area, which was primarily three multifamily construction loans. The Company continues to sell new single family loan production, recognize the gain or loss on the sale, and use the proceeds to fund more single family loan production. As a result the Company's single family loans continue to shrink due to payoffs and refinancing. The Company's construction loan category, which includes approximately $15.3 million in commercial and multi-family loans and $1.9 million in 1-4 family real estate loans, has decreased since June 30, 1997, due to several large payoffs on multifamily and commercial real estate loans, which could neg-atively impact the interest rate margin if the decrease becomes a trend. Commercial real estate loans and multifamily loans also decreased $5.5 million and $1.3 million, respectively, due to paydowns and payoffs. Consumer and home equity loans increased $3.6 million due to the Company's retention of a portion of indirect automobile loan originations.

NON-PERFORMING LOANS. The Company discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Non-accrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. Management believes that loans now current where there are reasonable doubts as to the ability of the borrower to comply with the present loan repayment terms are immaterial. When a loan reaches a 90 day or more past due status, the asset is repossessed and sold, if applicable, or the foreclosure process is started and the loan is moved to other real estate owned to be sold. Typically a loan never reaches the impaired status because it is moved to an "other asset" category and disposed of. A loan could be placed in a nonaccrual status sooner than 90 days, if management knows the customer has abandoned the collateral and has no intention of paying. At this point the loan would go to non accrual status and the Company would start the repossession or foreclosure process. Typically, when a loan goes to nonaccrual status, the accrued interest is reversed out of income, unless strong evidence exists that the value of the collateral would support the collection of the interest in a foreclosure situation. The Company adopted SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures on July 1, 1995. The adoption of SFAS Nos. 114 and 118 did not have a material impact on the Company's financial position or results of operations. The Company has not experienced any impaired loans since the adoption of SFAS Nos. 114 and 118.


NON-PERFORMING LOANS
------------------------------------------------------------------------------
(IN THOUSANDS)

                                             MARCH 31,        JUNE 30,
                                               1998            1997
                                             ---------        --------
Nonaccrual loans:                              $646             $256
  Mortgage
Restructured 90 days or more past due:
  Consumer                                       89               29
  Multifamily                                    17
                                               -----            -----

Total                                          $752             $285
                                               =====            =====

Percent of total loans                         0.45%            0.14%
                                               =====            =====

The ratio increased from 0.14% at June 30, 1997, to 0.45% at March 31, 1998 as non-performing loans increased $467,000. The nonaccrual loan total is entirely made up of six mortgage loans, while the 90 days past due total primarily consists of consumer loans. Two of the six mortgage loans account for $480,000 of the $646,000 outstanding nonaccrual loans. Management is not aware of any loans that have not been disclosed that represent or result from trends or uncertainties which may have a material impact on the Company's future operating results, liquidity or capital resources. Despite the additional provision for the AHD related loans, these loans are currently performing with respect to debt service and thus are not included above.

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

The following table sets forth an analysis of the allowance for loan losses for the nine months ended March 31, 1998, and the year ended June 30, 1997.


ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------
(IN THOUSANDS)

                                                       MARCH 31,           JUNE 30,
                                                         1998                1997
                                                       ---------           --------
Allowance for loan losses:
Balances, at July 1,                                   $  1,781            $  1,059

Loan charge-offs:
     Real estate mortgage                                                       100
     Multifamily                                            137
     Commercial                                                                  25
     Consumer                                               142                 142
                                                       --------            --------
       Total loan charge-offs                               279                 267

Loan recoveries:
     Real estate mortgage                                                         3
     Consumer                                                17                  11
                                                       --------            --------
       Total loan recoveries                                 17                  14

Net charge-offs                                             262                 253
Provision for loan losses                                 3,092                 975
                                                       --------            --------
Allowance for loan losses
at end of period                                       $  4,611            $  1,781
                                                       ========            ========

Ratio of net charge-offs to
     average loans outstanding
     during the period                                     0.19%               0.12%
Ratio of provision for loan losses
     to average loans outstanding
     during the period                                     1.66%               0.45%
Ratio of allowance for loan
     losses to total loans outstanding
     at end of period                                      2.77%               0.87%
Ratio of allowance for loan losses to
     total loans and letters of credit outstanding         2.09%               0.68%
Average amount of loans
     outstanding for the period                        $186,730            $214,636
Amount of loans
     outstanding at end of period                      $166,249            $204,964


As of March 31, 1998, net loan charge-offs were $262,000, or 0.19% (annualized) of average loans for the period, compared to $253,000 or 0.12% of average loans as of June 30, 1997. Because the Company changed its philosophy with respect to computing its allowance for loan losses the provision increased $2.1 million for the nine months ended March 31, 1998 compared to the previous year with respect to certain AHD loans the Company estimated cash flows of the AHD properties using certain assumptions with respect to rents, occupancy levels, and expenses. Shortfalls in cash flows based on current debt levels were computed for allowance purposes. The result was an additional provision despite the fact that the loans that have been additionally provided for are current with respect to principal and interest, as well as for certain commercial real estate and consumer loans. The loans that were provided for are generally current, but based on their current performance at lower than original projections, management felt additional reserves were warranted. The multifamily segment of the portfolio may only represent 10% of the total loan portfolio, but the Company's risk associated with these large loans represent a greater risk then the other loan categories due to the larger size of these credits. This fact impacts management's decision to allocate more to this category. Loans associated with the multifamily segment can be as large as 15% of Tier 1 and Tier 11 capital, and in some cases can be as much as 30% of capital. Therefore, the Company has additional exposure on these loans compared to the typical loan portfolio. The Company has reserved for multi-family letters of credit, an off balance sheet item, which are also typically large and are treated the same as conventional loans from a risk analysis perspective. Multifamily letter of credits totaled $54.5 million at March 31, 1998. The allowance for loan losses to total loans outstanding increased from .87% at June 30, 1997 to 2.77% at March 31, 1998. The Company still has a number of large multifamily loans, both completed and in construction in its portfolio. These credits are currently performing, but present a higher amount of risk than other loans due to their size in relationship to the Company's net worth and loan loss allowances. The loans are primarily outside the Company's geographic market.

Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of March 31, 1998.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of March 31, 1998, the investment portfolio represented 5.3% of the Company's assets compared to 5.7% at June 30, 1997, and is managed in a manner designed to meet the Board's investment policy objectives. The Savings Bank sold $3.4 million in securities during the second quarter resulting in net gains of $74,000. An additional investment was sold in the third quarter, resulting in of $5,000 gain. The remaining decrease is the monthly payments of principal and interest on the Savings Bank's mortgage-backed securities. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At March 31, 1998, the entire investment portfolio was classified as available for sale, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The net unrealized loss at March 31, 1998 was $29,000, which was comprised of gross gains of $7,000, gross losses of $56,000, and a tax benefit of $20,000. The decrease of $2,000 from June 30, 1997 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods. The Company currently has $4.0 million of securities pledged at the Federal Home Loan Bank as collateral for FHLB advances and overdraft lines of credit in addition to $170,000 pledged at the Federal Reserve for Treasury Tax and Loan transactions.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                                          MARCH 31,      JUNE 30,
                                                                            1998           1997
                                                                         -----------    ----------
                                                                              (IN THOUSANDS)
Securities available for sale:
     U.S. Treasury securities                                              $ 1,002       $ 1,000
     Federal agencies securities                                             2,988         2,944
     Federal Home Loan Mortgage Corporation
     mortgage-backed securities                                              1,947         3,003
     Federal National Mortgage Association
         mortgage-backed securities                                          2,140         1,562
     Government National Mortgage Association
         mortgage-backed securities                                          2,396         4,223
     Municipal revenue bonds                                                               1,058
     Other securities available for sale
                                                                           -------       -------
         Total securities available for sale                               $10,473       $13,790
                                                                           =======       =======

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

Average deposits decreased by $13.9 million during the first nine months of fiscal 1998. Most of the decreases were due to certificates of deposit acquired through agents, which decreased $24.2 million to $46.1 million at March 31, 1998. This decrease was offset by the Company's savings bank subsidiary promoting selected retail certificates of deposit, which have increased $10.0 million since June 30, 1997 in an effort to increase its core deposit base. Demand accounts and money market accounts decreased $532,000 and $804,000, respectively, offset by an increase in a premium rate NOW accounts product of $1.7 million. The Company's savings bank subsidiary continues to actively market this premium rate NOW account product.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the nine months ended March 31, 1998 and for the year ended June 30, 1997.

                                                        NINE MONTHS ENDED                  YEAR ENDED
                                                         MARCH 31, 1998                   JUNE 30, 1997
                                                       -------------------            --------------------
                                                        AVERAGE                        AVERAGE
                                                        BALANCE      RATE              BALANCE       RATE
                                                        -------      ----              -------       ----
                                                                      (DOLLARS IN THOUSANDS)
Average Deposits
   Demand                                              $  5,153                       $  5,685
   Now accounts                                          22,308      4.26%              20,585       4.22%
   Money market accounts                                  3,086      2.71                3,890       2.72
   Savings accounts                                       4,704      2.52                4,792       2.90
   Certificates of deposit                               88,381      5.80               78,408       5.68
   Agent-acquired certificates of deposit                46,134      6.30               70,346       6.31
                                                       --------                       --------
       Total                                           $169,766      5.44%            $183,706       5.45%
                                                       ========                       ========

FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM DEBT. The following table summarizes the Company's borrowings as of March 31, 1998, and June 30, 1997.

                                                                     MARCH 31,        JUNE 30,
                                                                       1998             1997
                                                                     ---------        --------
                                                                           (IN THOUSANDS)
Note payable, 7.70% adjusted annually, payable $16,443
     per month, including interest, due April 1, 2009,
     secured by specific multifamily mortgages                        $ 2,217         $ 2,234
Note payable, 8.75% adjusted annually, payable $8,018
     per month, including interest, due September 14, 2010,
     secured by specific multifamily mortgages                          1,000           1,006
Note payable, 8.75% adjusted annually, payable $12,190
     per month, including interest, due September 22, 2010,
     secured by specific multifamily mortgages                          1,532           1,542
Junior subordinated notes, 9 1/8%, interest paid
     semi-annually, due April 30, 2001, unsecured                       1,476           1,476
Junior subordinated notes, 9 1/4% interest paid
     semi-annually, due January 31, 2002 unsecured                      1,494           1,494
Senior subordinated notes, 10%, interest paid semi-
     annually, due June 1, 2005, unsecured                              7,000           7,000
Federal Home Loan Bank advances                                        18,627          23,337
                                                                      -------         -------
     Total                                                            $33,346         $38,089
                                                                      =======         =======

Borrowings decreased $4.7 million to $33.3 million at March 31, 1998.
Borrowings have been reduced during fiscal 1998 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. This allows the Company to use the proceeds to fund new loan originations and ease the need for additional borrowings in the future. The decrease is due primarily to the maturity of FHLB advances. The Company, thus far, has been in a position to allow FHLB advance levels to decline. However, when prudent funds management dictates the Company may utilize FHLB advances as an option again.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 8.67% at March 31, 1998, compared to 6.93% at June 30, 1997. The dividends paid and declared on common stock and the net loss for the period decreased the ratio, while a decrease in the unrealized loss on available for sale investments and an infusion of capital from the Savings Bank's parent company increased the ratio. The Company's book value per share at March 31, 1998 was $4.28, compared to $5.20 at June 30, 1997.

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

At March 31, 1998, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                                             (Dollars in Thousands)

                                                    Required
                            Amount     Percent        Amount      Percent      Excess
                           ----------------------------------------------------------
Core                       $16,708       8.67%       $ 5,779        3.0%      $10,929
Tangible                   $16,708       8.67%       $ 2,889        1.5%      $13,819
Risk-based                 $23,829      13.26%       $17,969        8.0%      $ 5,860


Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At March 31, 1998 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 8.67%.

When the Company deems it prudent, and as market conditions allow, the Company from time to time has repurchased its common stock. The repurchased shares have been retired as Treasury Stock in accordance with Accounting Research Bulletin 43 (ARB 43).

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

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 11.00% on March 31, 1998, up from 5.57% on June 30, 1997. On November 24,
1997, the OTS adopted a new liquidity ratio which lowered liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. The liquidity base has been reduced by modifying the definition of net withdrawable accounts to exclude, at the association's option, accounts with maturities exceeding one year. Another change removes the requirement that certain obligation must mature in five years or less in order to qualify as a liquid asset. Finally, the rule added certain short-term mortgage-related securities and short-term first lien residential mortgage loans to the list of assets includable as regulatory liquidity. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations.

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

                                                 FIDELITY FEDERAL BANCORP



Date: MAY 15, 1998                    By:   /s/  M. BRIAN DAVIS
      -------------------                        -----------------------------
                                                 M. Brian Davis
                                                 President and CEO



                                      By:   /s/  DONALD R. NEEL
                                                 -----------------------------
                                                 Donald R. Neel,
                                                 Executive Vice President,
                                                 CFO and Treasurer
                                                 (Principal Financial Officer)

                                Exhibit Index


Reg. S-K

Exhibit No.                  Description of Exhibit                    Page
-----------                  ----------------------                    ----

   27                        Financial Data Schedule                    24