Form 10-Q/A
period 1998-03-31
FIDELITY FEDERAL BANCORP
filed 1998-09-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A




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

Exhibit Index is on page 24.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                                    Index

                                                                         Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet...........................................     3

   Consolidated statement of income.....................................     4

   Consolidated statement of changes in stockholders' equity............     5

   Consolidated statement of cash flows.................................     6

   Notes to consolidated financial statements...........................     7

  ITEM 2--Management's Discussion and Analysis of Results of
          Operation and Financial Condition

      Results of Operations ............................................    11

      Financial Condition...............................................    15

      Capital Resources and Capital Requirements........................    19

      Liquidity.........................................................    21


PART II - OTHER INFORMATION.............................................    22

SIGNATURES..............................................................    23

EXHIBIT INDEX...........................................................    24

ITEM 1 - FINANCIAL STATEMENTS
                        PART I - FINANCIAL INFORMATION

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                                          MARCH 31,            JUNE 30,
                                                                            1998                 1997
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $  1,507             $  1,747
Short-term interest-bearing deposits                                         5,891                1,759
                                                                          --------             --------

    Total cash and cash equivalents                                          7,398                3,506

Interest-bearing deposits                                                        6                    6
Securities available for sale                                               10,472               13,790
Loans                                                                      163,297              204,964
Allowance for loan losses                                                   (3,090)              (1,781)
                                                                          --------             ---------
    Net loans                                                              160,207              203,183
Premises and equipment                                                       5,933                6,341
Federal Home Loan Bank of Indianapolis stock, at cost                        3,920                3,920
Other assets                                                                11,748                9,258
                                                                          --------             --------
       Total assets                                                       $199,684              240,001
                                                                          ========             ========

LIABILITIES
Deposits
    Non-interest bearing                                                  $  6,057             $  4,714
    Interest-bearing                                                       140,615              177,073
                                                                          --------             --------
       Total deposits                                                      146,672              181,787
Short-term Borrowings                                                        2,447                5,191
Federal Home Loan Bank advances and other long-term debt                    33,346               38,089
Advances by borrowers for taxes and insurance                                  695                  674
Letter of Credit valuation allowance                                         6,778
Other liabilities                                                            2,473                1,324
                                                                          --------             --------
    Total liabilities                                                      192,411              227,065

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
     Issued Outstanding - 3,127,210 and 2,487,385 shares                     3,127                2,487
Capital surplus                                                             10,799                8,708
Stock warrants                                                                  11                  264
Retained earnings, substantially restricted                                 (6,635)               1,508
Net unrealized losses on securities available for sale                         (29)                 (31)
                                                                          --------             --------
       Total stockholders' equity                                            7,273               12,936
                                                                          --------             --------

Total liabilities and stockholders' equity                                $199,684             $240,001
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

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             MARCH 31,                          MARCH 31,
                                                      1998             1997               1998            1997
                                                    ------------------------            -----------------------
INTEREST INCOME
  Loans                                              $3,679           $4,509            $12,288         $13,996
  Securities available for sale                         145              269                520             834
  Federal funds sold                                      5               52                 75              70
  Interest-bearing deposits                              86               30                213              93
  Other interest and dividend income                     78               75                238             231
                                                    -------           ------            -------         -------
                     Total interest income            3,993            4,935             13,334          15,224
                                                    -------           ------            -------         -------

INTEREST EXPENSE
  Deposits                                            2,023            2,489              6,909           7,545
  Federal Home Loan Bank advances                       302              483                983           1,680
  Federal funds purchased                                                                                    49
  Other interest expense                                375              428              1,150           1,210
                                                    -------           ------            -------         -------
                     Total interest expense           2,700            3,400              9,042          10,484
                                                    -------           ------            -------         -------

NET INTEREST INCOME                                   1,293            1,535              4,292           4,740
  Provision for loan losses                           4,298               60              4,523             915
                                                    -------           ------            -------         -------
Net interest income after provision for loan losses  (3,005)           1,475               (231)          3,825
                                                    -------           ------            -------         -------

NON-INTEREST INCOME
  Fee income-real estate development and management      83               90                265             262
  Service charges on deposit accounts                    79               79                320             225
  Gain on sale of
                     Real estate loans                    8               19                 42              81
                     Investments                          5                                  79
  Letter of credit fees                                 152              185                529             509
  Agent fees                                            126              111                510             291
  Real estate mortgage banking fees                                      535                                999
  Loan participation fees                                                                   197
  Other income                                          137              190                472             687
                                                    -------           ------            -------         -------
                     Total non-interest income          590            1,209              2,414           3,054
                                                    -------           ------            -------         -------

NON-INTEREST EXPENSE
  Salaries and employee benefits                        842            1,145              2,570           3,415
  Net occupancy expense                                 120              103                342             335
  Equipment expense                                      87               97                264             277
  Data processing expense                               125               77                314             230
  Deposit insurance expense                              42               18                102           1,276
  Legal and professional fees                            96               70                227             254
  Letter of credit valuation provision                6,778                               6,778
  Writedown of affordable housing
    partnership investments                           1,478
  Affordable housing group activities                   715                               2,193
  Advertising                                            56               50                158             177
  Other expense                                         731              403              1,469           1,436
                                                    -------           ------            -------         -------
                     Total non-interest expense      11,070            1,963             14,417           7,400
                                                                      ------            -------         -------

INCOME (LOSS) BEFORE INCOME TAX                     (13,485)             721            (12,234)           (521)
  Income tax expense                                 (5,363)             192             (5,029)           (321)
                                                    -------           ------            -------         -------
NET INCOME (LOSS)                                   $(8,122)          $  529            $(7,205)          $(200)
                                                    =======           ======            =======         =======

PER SHARE:
  Basic net income (loss)                           $ (2.60)          $ 0.21            $ (2.49)         $(0.08)
  Diluted net income (loss)                           (2.60)            0.20              (2.49)          (0.08)
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                     3,127,240        2,630,667          2,889,348       2,686,040

See notes to consolidated financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          MARCH 31,                   MARCH 31,
                                                                    1998            1997            1998        1997
                                                                  -----------------------         -------------------
     BEGINNING BALANCES                                           $15,702         $12,605         $12,936     $14,295
       Net income                                                  (8,122)            529          (7,205)       (200)
       Net change in unrealized gain (loss) on securities
         available for sale                                            12             (27)              2          80
       Cash dividends                                                (314)           (249)           (938)     (1,246)
       Purchase of treasury stock                                      (5)                            (15)       (101)
       Exercise of stock warrants                                                       5           2,493          33
       Exercise of stock options                                                        2                           4
                                                                  -------         -------         -------     -------
     BALANCES, MARCH 31                                           $ 7,273         $12,865         $ 7,273     $12,865
                                                                  =======         =======         =======     =======

     See notes to consolidated condensed financial statements.

                           FIDELITY FEDERAL BANCORP
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            1998                1997
                                                                         ----------------------------
Operating Activities
  Net income                                                             $ (7,205)           $  (200)
  Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for loan losses                                                 4,523                915
  Valuation allowance for land                                                200
  Investment securities gains                                                 (79)
  Loss on sale of premises and equipment                                       14                  7
  Gain on sale of premises and equipment                                                          (2)
  Depreciation                                                                338                305
  Investment securities amortization (accretion), net                         (11)                 5
  Amortization of net loan origination fees and points                        (34)                (5)
  Valuation for Letters of credit                                           6,778
  Changes in:
    Interest receivable and other assets                                   (2,491)              (395)
    Interest payable and other liabilities                                  1,111               (582)
                                                                         --------            -------
Net cash provided by operating activities                                   3,144                 48
                                                                         --------            -------

Investing Activities
  Purchases of investment securities available for sale                    (1,906)            (2,015)
  Proceeds from maturities of investment securities available for sale      1,909              2,821
  Proceeds from sale of investment securities available for sale            3,379
  Net changes in loans                                                     38,487              6,674
  Purchases of premises and equipment                                        (145)            (1,133)
                                                                         --------            -------


Net cash provided by investing activities                                  41,724              6,347
                                                                         --------            -------

Financing Activities
  Net change in:
    Noninterest-bearing, NOW, savings and money
     market deposits                                                      (35,077)               449
    Certificates of deposit                                                   (38)             3,652
  Proceeds from short-term borrowings                                       3,038              8,327
  Repayment of short-term borrowings                                       (5,815)            (7,556)
  Proceeds from FHLB advances and other long-term borrowings                                   7,600
  Repayment of FHLB advances other long-term borrowings                    (4,710)           (22,469)
  Net change in advances by borrowers for taxes and insurance                  21                290
  Purchase of common stock                                                    (15)              (102)
  Cash dividends                                                             (873)            (1,496)
  Proceeds from exercise of stock warrants                                  2,493                  4
  Proceeds from exercise of stock options                                                         33
                                                                         --------            -------
Net cash used by financing activities                                     (40,976)           (11,268)
                                                                         --------            -------

Change in Cash and Cash Equivalents                                         3,892             (4,873)
Cash and Cash Equivalents, beginning of period                              3,506             10,213
                                                                         --------            -------
Cash and Cash Equivalents, end of period                                   $7,398             $5,340
                                                                         ========            =======

Additional Cash Flows and Supplementary information
  Cash paid for income taxes, net of refunds                               $  625             $  590
  Cash paid for interest                                                    8,403              9,720


See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

-   ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

-   AMENDMENT OF FORM 10Q FOR THE QUARTER ENDED MARCH 31, 1998

The Company previously reported a net loss for the quarter ended March 31, 1998 of $2,010,000. This loss included an additional provision for loan losses of $2.8 million as well as $753,000 in additional charges that were related to the Company's Internal Revenue Code ("IRC") Section 42 tax-credit real estate development program, which is discussed below under "Company Subsidiaries".

During the Company's fourth quarter, the Company's primary regulator, the Office of Thrift Supervision ("OTS"), performed an examination of the Bank and the Company. The methodology used by the OTS to compute the allowance for loan losses and to establish reserves for letters of credit in connection with the
Section 42 projects was different than the methodology previously used by the Company to compute these estimates. The OTS's methodology was accepted by management and resulted in an additional provision for loan losses of $1.4 million and an increase in non-interest expense of $8.7 million. The increase in non-interest expense consisted primarily of an addition to the letter of credit valuation allowance of $6.8 million. This amended 10Q/A is being filed to restate the results of operations and financial position of the Company for these adjustments.

In connection with the OTS exam, for which a final report has not been issued, it is probable that the Company will be restricted from performing certain activities without prior approval by the OTS. The Company has announced that it is currently suspending the payment of dividends.

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

                                               FOR THE NINE MONTHS                        FOR THE NINE MONTHS
                                                  ENDED 3/31/98                              ENDED 3/31/97
                                     INCOME           SHARES     PER-SHARE     INCOME           SHARES      PER-SHARE
                                   (NUMERATOR)    (DENOMINATOR)   (AMOUNT)   (NUMERATOR)    (DENOMINATOR)    (AMOUNT)
                                   ---------------------------------------   ----------------------------------------
BASIC EPS
Income available to
common stockholders                $(7,205,337)     2,899,348     $(2.49)     $(200,259)      2,491,971      $(0.08)

EFFECT OF DILUTIVE SECURITIES
Options*                                                                                         30,449
Warrants*                                                                                       163,620

DILUTED EPS
Income available to common
stockholders plus assumed          -----------      ---------                 ---------       ---------
conversions                        $(7,205,337)     2,899,348     $(2.49)     $(200,259)      2,686,040      $(0.08)
                                   ===========      =========                 =========       =========

*Note: The effect of the options and warrants, 26,131 and 49,840, respectively, would have an antidilutive effect on earnings per share, therefore are not included in the earnings per share calculation.

                                               FOR THE THREE MONTHS                       FOR THE THREE MONTHS
                                                  ENDED 3/31/98                              ENDED 3/31/97
                                     INCOME           SHARES     PER-SHARE     INCOME           SHARES      PER-SHARE
                                   (NUMERATOR)    (DENOMINATOR)   (AMOUNT)   (NUMERATOR)    (DENOMINATOR)    (AMOUNT)
                                   ---------------------------------------   ----------------------------------------
BASIC EPS
Income available to
common stockholders                $(8,121,998)     3,127,240     $(2.60)     $ 528,991       2,489,263      $ 0.21

EFFECT OF DILUTIVE SECURITIES
Options**                                                                                        24,509
Warrants**                                                                                      116,892

DILUTED EPS
Income available to common
stockholders plus assumed          -----------      ---------                 ---------       ---------
conversions                        $(8,121,998)     3,127,240     $(2.60)     $ 528,991       2,630,664      $ 0.20
                                   ===========      =========                 =========       =========

**Note: The effect of the options and warrants, 27,730 and 6,950, respectively, would have an antidilutive effect on earnings per share, therefore are not included in the earnings per share calculation.

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

-   CASH DIVIDEND

On February 18, 1998, the Board of Directors declared a dividend of $0.10 per share payable on April 6, 1998 to stockholders of record on March 2, 1998. The Company has currently suspended the payment of dividends.

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

The Company's current plans are to not originate, participate or invest in any new or additional Section 42 projects.

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

-   SEGMENT INFORMATION

The Company operates principally in two industries, banking and real estate development and management. The Savings Bank offers traditional banking products, such as checking, savings, and certificates of deposit, as well as mortgage, consumer, and commercial loans. Through the Affordable Housing Group, the Company is involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. The additional provisions for losses on loans and letters of credit that the Company recorded in the third quarter are included in the "banking segment" industry information that follows below. The majority of the recorded provision is for loans that were made to the Section 42 affordable housing projects that the Company is managing. In addition, the majority of the reserves for letters of credit relate to letters of credit that guarantee performance of loans made to the affordable housing projects by other financial institutions.

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

Presented below is condensed financial information relating to the Company's business segments:


(IN THOUSANDS)                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             MARCH 31,                            MARCH 31,
                                                         1998           1997                  1998          1997
                                                       -----------------------              ----------------------
REVENUE:
 Banking                                               $  4,390       $  5,518              $ 15,141      $ 17,018
 Real estate development and management                     193            626                   607         1,260
                                                       --------       --------              --------      --------
   Total consolidated                                  $  4,583       $  6,144              $ 15,748      $ 18,278
                                                       ========       ========              ========      ========

OPERATING PROFIT:
 Banking                                               $ (5,530)      $    631                (4,550)          296
 Real estate development and management                  (2,592)          (102)               (2,655)         (496)
                                                       --------       --------              --------      --------
   Total consolidated                                  $ (8,122)      $    529              $ (7,205)     $   (200)
                                                       ========       ========              ========      ========

IDENTIFIABLE ASSETS:
 Banking                                               $179,172       $236,833              $179,172      $236,833
 Real estate development and management                   8,214         13,452                 8,214        13,452
                                                       --------       --------              --------      --------
  Total consolidated                                   $187,386       $250,285              $187,386      $250,285
                                                       ========       ========              ========      ========

DEPRECIATION AND AMORTIZATION:
Banking                                                $     95       $     97              $    323      $    256
Real estate development and management                        5             18                    15            49
                                                       --------       --------              --------      --------
  Total consolidated                                   $    100       $    115              $    338      $    305
                                                       ========       ========              ========      ========

CAPITAL EXPENDITURES:
Banking                                                $     28       $    114              $    142      $  1,061
Real estate development and management                        1              8                     3            69
                                                       --------       --------              --------      --------
  Total consolidated                                   $     29       $    122              $    145      $  1,130
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

-   RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 1998 was $8,122,000, compared to a net income of $529,000 for the same period last year. Basic and diluted net loss per share was $(2.60) per share for the three months ended March 31, 1998, compared to net income per share of $0.21 and $0.20 per share, respectively in 1997. Net loss for the nine months ended was $7,205,000 compared to a net loss of $200,000 for the same period last year. Basic and diluted net loss per share for the nine months ended March 31, 1998 was $(2.49) per share compared to a net loss per share of $(0.08) for the same period last year. Last year's net loss was impacted by the federal legislation resolving the FDIC insurance funding issue signed by President Clinton in September, 1996, requiring thrifts to pay a one-time assessment of approximately $.66 per $100 of deposits within 60 days of September 30, 1996. As a result, the Company recorded a charge of $1.0 million during the first quarter of fiscal 1997. The legislation provisions include a reduction of the ongoing insurance premiums thrifts pay from $.23 - $.31 per $100 of deposits to approximately $.06 per $100, as well as the ultimate merger of the funds by the year 2000. In anticipation of this and as a result of continued consolidation and standardization of the bank and thrift industries, the Company, in an ongoing effort to more closely resemble a commercial banking operation, set aside $850,000 in loan loss allowances during the first quarter of fiscal 1997. The Company's third quarter loss is primarily the result of expenses that were recorded in connection with the Company's Section 42 tax-credit real estate development program. These expenses include:

     -    an additional provision for loan losses of $4.2 million;
     - specific reserves related to letters of credit issued by the Company and the Bank of $6.8 million, and;
     - a charge-off of the equity investments in the Section 42 projects by the Bank's subsidiary, Village Housing Corporation of $1.5 million.

The Company's Section 42 program was primarily in operation between 1993 and 1996 and was conducted from the Company's Indianapolis, Indiana office. In December, 1996 this office was closed and the management of the affordable housing projects was moved to the Company's main location in Evansville, Indiana. The Company has not participated in the development of any new projects that are currently being managed by the Company. Certain of the loans to the affordable housing projects have been refinanced, at a lower rate, with other financial institutions in the past two years, with the Company guaranteeing performance of the credits by issuance of a letter of credit. This was done in an effort to improve the property's ability to support debt payments. The performance of a majority of the affordable housing projects is below that which was originally projected when the projects were formed. This has resulted in lower than expected cash flows, which are needed to support debt repayment. Cash flows have been affected by a number of items, including lower than expected occupancy and/or rent levels, higher than expected expenses and, in certain situations, additional construction costs or delays which resulted in longer start up periods for the projects. The areas in which many of the projects are located have also seen increased competition in the affordable housing industry, which has affected the projects ability to perform at the levels originally projected. Each of the projects are beyond the start-up or construction phase and have been in operation for a sufficient period of time to enable management to conclude that additional provisions and reserves are required.

The Company announced on January 21, 1997 an expense reduction plan calling for approximately $1 million in after tax savings. The plan called for the Company to work towards achieving optimum efficiency within its banking and real estate management, development, and financing units by eliminating duplicative and less profitable activities. The Company's long term plan originally called for rapid internal asset growth to a target of $500 million in assets. Management mobilized for the ambitious goal by appropriately staffing the Company to meet the increased demands of a larger organization. Management, in 1997, determined that a more conservative growth plan would allow the Company to grow profitably without straining its capital resources. As such, it was determined that some infrastructure that had been developed would not be required in the short run. On April 25, 1997 the Company announced the completion of the cost reduction program. The Company completed the cost reduction program ahead of schedule and certain components of non interest expense have decreased for the nine months ended March 31, 1998 compared to the same period last year, such as salaries and employee benefits expense which has decreased $845,000.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended March 31, 1998, was $1.3 million compared to $1.5 million for the three month period ending March 31, 1997, a decrease of $200,000. A decrease of $11.2 million in loans outstanding and $8.0 million in federal funds sold during the third quarter was the primary reason for the decline. Net interest income for the nine months ended March 31, 1998 was $4.3 million compare to $4.7 million a year ago, a decrease of $400,000. This is primarily due to a decrease in year-to-date average earning assets of $29.6 million to $208.9 million at March 31, 1998. The Company's asset total has decreased $62.9 million since March 31, 1997 to $199.7 million at March 31, 1998, due primarily to payoffs received on multifamily and single-family mortgage loans.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Company. The Company's annualized net interest margin for the quarter increased from 2.64% at March 31, 1997, to 2.73% at March 31, 1998. The increase in the margin was caused in part by allowing agent acquired funds, which typically carry a higher cost to the Company, to mature or rollover at the prevailing rate, having a favorable impact on the margin. The impact was offset by a decrease in multifamily construction and commercial real estate loans, which typically bear yields that are significantly higher than traditional single family loans. When these loans pay off the impact on the Company's asset size and margin can be significant. In the Company's current fiscal year, approximately $18.9 million in these loans paid off. However, the average yield on all interest earning assets increased seven basis points to 8.50% at March 31, 1998, compared to 8.43% at March 31, 1997. The average yield on interest bearing liabilities decreased two basis points to 5.77% compared to the same period last year.

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

                                                              (DOLLARS IN THOUSANDS)
                                                         INCREASE                (DECREASE)
                                                    ------------------------------------------
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

Sensitivity Measure: Change in NPV Ratio                      .97bp        .80bp      .63bp


The 97 basis point change in the NPV ratio ranks the Company in the 70th -80th percentile in sensitivity among the thrift industry from a sensitivity measure. The lower the sensitivity measure, the less the Company has interest rate exposure.

Interest income for the quarter ended March 31, 1998, was $4.0 million compared to $4.9 million for the quarter ended March 31, 1997, a decrease of $900,000. These decreases are primarily due to a decrease in earning assets compared to the prior year. Interest expense for the quarter ended March 31, 1998, decreased $700,000 over the corresponding period in 1997. This is the result of paying off FHLB advances and allowing agent acquired funds mature or rollover at the prevailing rate. The Company is continuing to monitor the net interest margin which continues to be an area of increased concentration this year.

NON-INTEREST INCOME. Non-interest income for the quarter ended March 31, 1998, was $590,000 compared to $1.2 million for the same period in 1997, an decrease of $610,000.


NON-INTEREST INCOME
-----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,               INCREASE
                                                                   1998            1997          (DECREASE)
                                                                   ----            ----          ----------
Net income from real estate development and management            $  265          $  683           $(418)
Letter of credit fees                                                529             509              20
Service charges on deposit accounts                                  320             225              95
Gain on sale of loans                                                 42              81             (39)
Gain on sale of investments                                           79                              79
Loan servicing rights net of amortization                             31              65             (34)
Real estate mortgage banking fees                                                    578            (578)
Agent fee income                                                     510             291             219
Loan participation fees                                              197                             197
Servicing fees on loans sold                                          77             134             (57)
Other loan fees                                                       53              97             (44)
Other                                                                311             391             (80)
                                                                  ------          ------          -------
    Total non-interest income                                     $2,414          $3,054          $ (640)
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

PROVISION FOR LOAN LOSSES. The provision for loan losses for the current quarter increased $4.2 million compared to the quarter ended March 31, 1997. The provision for loan losses for the nine months ended was $4.5 million compared to $915,000 in the prior year, an increase of $3.6 million. During the fourth quarter, the OTS performed an examination of the Bank and the Company. The methodology used by the OTS to compute the allowance for loan losses and to establish reserves for letters of credit in connection with the Section 42 projects was different than the methodology previously used by the Company to compute these estimates.

The methodology which was used by the OTS and accepted by management considered only recent cash flows and then used those cash flows to determine the level of debt service, given certain assumptions, the individual affordable housing projects could support. This information was then used to determine whether charge-offs of the loans, equity investments or general partner loans were required and to compute specific reserves for the remainder of these assets, as well as for the related letters of credit.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended March 31, 1998 was $11.1 million compared to $2.0 million for the same period in 1997, an increase of $9.1 million.


NON-INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                    NINE MONTHS ENDED
                                                                        MARCH 31,                INCREASE
                                                                   1998            1997         (DECREASE)
                                                                   ----            ----         ----------
Salaries and employee benefits                                   $ 2,570          $3,415         $  (845)
Letter of credit valuation provision                               6,778                           6,778
Write down of affordable housing partnership investments           1,478                           1,478
Legal and professional                                               249             254              (5)
Occupancy expense                                                    342             335               7
Equipment expense                                                    264             277             (13)
Data processing expense                                              364             230             134
Abandoned projects                                                   213             177              36
Write down on affordable housing land                                200                             200
Partnership management fees receivable                               122                             122
Advertising                                                          158             177             (19)
Investment banking fees receivable                                   106                             106
Letter of credit fees                                                104                             104
Deposit insurance                                                    102           1,276          (1,174)
Miscellaneous losses                                                 100              14              86
Correspondent bank charges                                           119              98              21
Printing and supplies                                                 89             144             (55)
Loss on investment                                                    68             130             (62)
Telephone                                                             56              86             (30)
Postage                                                               56              79             (23)
Development fees receivable                                           52                              52
Travel and lodging                                                    34              40              (6)
Other operating expense                                              793             668             125
                                                                 -------          ------          ------
    Total non-interest expense                                   $14,417          $7,400          $7,017
                                                                 =======          ======          ======

The increase in total non-interest expense for the nine months ended March 31, 1998, as compared to the same period last year relate primarily to the Company's
Section 42 tax credit real estate development program. The Company recorded specific reserves related to letters of credit issued by the Company and the Bank of $6.8 million and also charged off equity investments in these projects of $1.5 million. Although the majority of the letter of credit reserves relate to the Section 42 program, certain of this reserve relates to letters of credit that are not related to the Section 42 program. The Company has not yet paid any amounts to third parties as a result of these letters of credit. Additional expenses that were recorded during this period that relate to the Section 42 or other outside development projects include the write-off of investment banking fees of $106,000, partnership management fees of $122,000, letter of credit fees of $104,000 and development fees of $52,000.

Salaries and employee benefits decreased $846,000 for the nine months ended March 31, 1998, compared to the same period last year. The Company completed a cost reduction in the fourth quarter of fiscal 1997, resulting in a significant reduction in staff. The Company should realize the full impact of the cost reduction during fiscal 1998. Legal and professional fees decreased $27,000 from the prior year due to the legal costs associated with the affordable housing segment, which has decreased from the prior year. Occupancy expense increased $7,000 over the prior year due to the Company realizing the full years impact of depreciation expense for the new Eastside location. Equipment expense decreased by $13,000 compared to the prior year as management continues to closely monitor these expenses. Deposit insurance decreased $1.2 million from the prior year, due primarily to the one-time special SAIF assessment imposed on thrifts in September 1996. Data processing expense increased $84,000 due primarily to the increase in the Company's retail deposit base and increased volumes in other areas and an additional $30,000 accrued for Year 2000 compliance. Advertising expense decreased $19,000 from the prior year primarily due to a decrease in media spending this year. Printing and supplies decreased $55,000 from the prior year due to the cost reduction program and increased cost control measures. Travel and lodging decreased $6,000 from prior year due to the decreased activities in the Company's affordable housing segment. Telephone and postage decreased $30,000 and $23,000, respectively, also a result of fewer employees. The Company's housing subsidiaries, as they searched for new sites to develop and/or finance, sometimes incurred expenses on potential sites that did not materialize and were expensed as abandoned projects. Abandoned projects expense increased from $177,000 to $213,000. Miscellaneous losses were $100,000 for the nine months ended compared to $14,000 for the same period last year, primarily due to the discovery of an $80,000 kiting scheme. The Company is using all means available to recover the loss, but there can be no assurance as to the ultimate collectibility of the funds. Also, title fees and NOW account receivables totaling $8,000 and $15,000, respectively, were charged off in the third quarter of fiscal 1998. A deferred premium of $16,000 on a mortgage loan sale several years ago was deemed worthless and written off. Other operating expense increased by $125,000 due to a $12,000 increase in Visa credit transaction charges, a $17,000 increase in indirect consumer credit reports as a results of increased volume over last year. Finally, a $21,000 increase in correspondent bank charges and a $50,000 increase in miscellaneous operating expense over last year accounted for a portion of these increases.

INCOME TAX EXPENSE. Income tax expense decreased $4.7 million for the nine months ended March 31, 1998, compared to the same period in 1997, due to the loss in the current year compared to the previous year's. The income tax credit associated with the loss was reduced by a $60,000 accrual adjustment made in the third quarter.

YEAR 2000. The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather then four to define the applicable year. Any of the Company's computer program that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company recently completed an assessment to determine what will be required to modify or replace software so the computer systems will properly utilize dates beyond December 31, 1999. The Company has accrued $80,000 in expenses during fiscal 1998 for Y2K compliance. The Company will continue with the Year 2000 compliance work and will report the full potential impact of future operating results as soon as a reasonable basis has been reached for a conclusion. However, if such modifications and conversions are not made, or not completed timely, Y2K could have a material impact on the operations of the Company.

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

The Company is in the final stages of completing its written Y2K testing strategies and plans. In house testing of internal mission critical systems have begun. Internal testing of mission critical vendor supplied systems and service providers are underway.

-   FINANCIAL CONDITION

Total assets decreased by $40.3 million from June 30, 1997, to approximately $199.7 million at March 31, 1998. The decrease is primarily the result of payoffs received on certain multifamily loans. The Company continues to sell current production of fixed 1-4 family mortgages, and also pass through consumer loans to another institution that meet certain criteria, and receive payments and payoffs in the normal course of business.

LOANS. The following table shows the composition of the Company's loan portfolio as of March 31, 1998 and June 30, 1997.


LOANS OUTSTANDING
---------------------------------------------------------------------------------------------
(IN THOUSANDS)
                                                                 MARCH 31,           JUNE 30,
                                                                   1998                1997
                                                                 ---------           --------
Real estate mortgage loans
    First mortgage loans
    Conventional                                                $ 76,693            $ 94,293
    Construction                                                  17,220              32,577
    Commercial                                                    21,180              26,668
    Multifamily loans                                              5,384               9,602
    First mortgage real estate loans purchased                     2,873               3,184

    Commercial loans - other than secured by real estate          10,234              12,522
    Consumer and home equity loans                                29,713              26,118
                                                                --------            --------
    Total loans                                                  163,297             204,964
                                                                ========            ========

Total assets                                                    $199,684            $240,001
                                                                ========            ========
Total loans to total assets                                         81.8%               85.4%
                                                                ========            ========

Total loans decreased by $41.7 million or 20.3% to $163.3 million at March 31, 1998, compared to June 30, 1997. The largest component of the decrease is conventional 1-4 family loans. The second largest component of the decrease is in the construction real estate area, which was primarily three multifamily construction loans. The Company continues to sell new single family loan production, recognize the gain or loss on the sale, and use the proceeds to fund more single family loan production. As a result the Company's single family loans continue to shrink due to payoffs and refinancing. The Company's construction loan category, which includes approximately $15.3 million in commercial and multi-family loans and $1.9 million in 1-4 family real estate loans, has decreased since June 30, 1997, due to several large payoffs on multifamily and commercial real estate loans, which could negatively impact the interest rate margin if the decrease becomes a trend. Commercial real estate loans and multifamily loans also decreased $4.2 million and $1.3 million, respectively, due to paydowns and payoffs. Consumer and home equity loans increased $3.6 million due to the Company's retention of a portion of indirect automobile loan originations.

NON-PERFORMING LOANS. The Company discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Non-accrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. When a loan reaches a 90 day or more past due status, the asset is repossessed and sold, if applicable, or the foreclosure process is started and the loan is moved to other real estate owned to be sold. Typically a loan never reaches the impaired status because it is moved to an "other asset" category and disposed of. A loan could be placed in a nonaccrual status sooner than 90 days, if management knows the customer has abandoned the collateral and has no intention of paying. At this point the loan would go to nonaccrual status and the Company would start the repossession or foreclosure process. Typically, when a loan goes to nonaccrual status, the accrued interest is reversed out of income, unless strong evidence exists that the value of the collateral would support the collection of the interest in a foreclosure situation. The Company adopted SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures on July 1, 1995. The initial adoption of SFAS Nos. 114 and 118 did not have a material impact on the Company's financial position or results of operations. At March 31, 1998 the Company had impaired loans of $13.9 million , for which an allowance of $1.9 million was recorded. The Company did not have any impaired loans at June 30, 1997.


NON-PERFORMING LOANS
-------------------------------------------------------------------------
(IN THOUSANDS)

                                                MARCH 31,        JUNE 30,
                                                  1998             1997
                                                ---------        --------
Nonaccrual loans:                                 $646             $256
    Mortgage
Restructured 90 days or more past due:
    Consumer                                        89               29
    Multifamily                                     17
                                                  ----             ----

Total                                             $752             $285
                                                  ====             ====

Percent of total loans                            0.46%            0.14%
                                                  ====             ====

The ratio increased from 0.14% at June 30, 1997, to 0.46% at March 31, 1998 as non-performing loans increased $467,000. The nonaccrual loan total is entirely made up of six mortgage loans, while the 90 days past due total primarily consists of consumer loans. Two of the six mortgage loans account for $480,000 of the $646,000 outstanding nonaccrual loans.

The multifamily affordable housing loans, for which specific reserves have been computed are currently performing with respect to debt service and are therefore not included in the above "nonperforming loans" totals. The ability of the permanent multifamily loans to remain performing is in part due to general partner advances made by the Company to support cash flow deficits encountered by the affordable housing projects. The majority of these advances were charged off at March 31, 1998.

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


ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------
(IN THOUSANDS)

                                                       MARCH 31,           JUNE 30,
                                                         1998                1997
                                                       ---------           --------
Allowance for loan losses:
Balances, at July 1,                                   $  1,781            $  1,059

Loan charge-offs:
     Real estate mortgage                                                       100
     Multifamily                                          3,089
     Commercial                                                                  25
     Consumer                                               142                 142
                                                       --------            --------
       Total loan charge-offs                             3,231                 267

Loan recoveries:
     Real estate mortgage                                                         3
     Consumer                                                17                  11
                                                       --------            --------
       Total loan recoveries                                 17                  14

Net charge-offs                                           3,214                 253
Provision for loan losses                                 4,523                 975
                                                       --------            --------
Allowance for loan losses
  at end of period                                     $  3,090            $  1,781
                                                       ========            ========

Ratio of net charge-offs to
     average loans outstanding
     during the period                                     2.29%               0.12%
Ratio of provision for loan losses
     to average loans outstanding
     during the period                                     2.42%               0.45%
Ratio of allowance for loan
     losses to total loans outstanding
     at end of period                                      1.89%               0.87%

Average amount of loans
     outstanding for the period                        $186,708            $214,636
Amount of loans
     outstanding at end of period                      $163,297            $204,964

As of March 31, 1998, net loan charge-offs were $3,214,000, or 2.29% (annualized) of average loans for the period, compared to $253,000 or 0.12% of average loans as of June 30, 1997. As discussed in the "Results of Operations" and "Provision for Loan Losses" sections, the Company increased the provision for loan losses during the current quarter primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that the Company is currently managing. The Company has loans and letters of credit securing loans to these projects and also has other loans and letters of credit outstanding that relate to other multifamily developments, most of which are outside the Company's geographic market.

The Company has also recorded a letter of credit valuation allowance and related provision of $6.8 million at March 31, 1998. Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $54.5 million at March 31, 1998. Specific reserves for letters of credit to total letters of credit totaled 12.20% at March 31, 1998. Classified loans and letters of credit to total loans and letters of credit were 2.65% at March 31, 1998 and 0.13% at March 31, 1997. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio as of March 31, 1998.

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

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                            MARCH 31,      JUNE 30,
                                                              1998           1997
                                                            ---------      --------
                                                                (IN THOUSANDS)
Securities available for sale:
     U.S. Treasury securities                               $  1,002      $  1,000
     Federal agencies securities                               2,988         2,944
     Federal Home Loan Mortgage Corporation
     mortgage-backed securities                                1,947         3,003
     Federal National Mortgage Association
         mortgage-backed securities                            2,140         1,562
     Government National Mortgage Association
         mortgage-backed securities                            2,396         4,223
     Municipal revenue bonds                                                 1,058
     Other securities available for sale
                                                            --------      --------
         Total securities available for sale                $ 10,473      $ 13,790
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

                                                          NINE MONTHS ENDED                  YEAR ENDED
                                                            MARCH 31, 1998                 JUNE 30, 1997
                                                          -----------------                -------------
                                                          AVERAGE                        AVERAGE
                                                          BALANCE      RATE              BALANCE       RATE
                                                          -------      ----              -------       ----
                                                                        (DOLLARS IN THOUSANDS)
Average Deposits
     Demand                                              $  5,153                       $  5,685
     Now accounts                                          22,308      4.26%              20,585       4.22%
     Money market accounts                                  3,086      2.71                3,890       2.72
     Savings accounts                                       4,704      2.52                4,792       2.90
     Certificates of deposit                               88,381      5.80               78,408       5.68
     Agent-acquired certificates of deposit                46,134      6.30               70,346       6.31
                                                         --------                       --------
         Total                                           $169,766      5.44%            $183,706       5.45%
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
                                                                      =======               =======

Borrowings decreased $4.7 million to $33.3 million at March 31, 1998. Borrowings have been reduced during fiscal 1998 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. This allows the Company to use the proceeds to fund new loan originations and ease the need for additional borrowings in the future. The decrease is due primarily to the maturity of FHLB advances. The Company, thus far, has been in a position to allow FHLB advance levels to decline. However, when prudent funds management dictates the Company may increase its usage of FHLB advances.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 6.11% at March 31, 1998, compared to 6.93% at June 30, 1997. The dividends paid and declared on common stock and the net loss for the period decreased the ratio, while a decrease in the unrealized loss on available for sale investments and an infusion of capital from the Savings Bank's parent company increased the ratio. The Company's book value per share at March 31, 1998 was $2.33, compared to $5.20 at June 30, 1997. The Company has announced the suspension of dividends in order to increase the Saving's Bank core capital.

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

At March 31, 1998, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                                        (Dollars in Thousands)

                                               Required
                    Amount      Percent         Amount     Percent     Excess
                    ---------------------------------------------------------
Core                $11,741       6.08%        $ 5,798        3.0%     $5,943
Tangible            $11,741       6.08%        $ 2,899        1.5%     $8,842
Risk-based          $18,835      10.62%        $14,191        8.0%     $4,644


Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At March 31, 1998 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 6.11%.

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


ITEM 3   DEFAULTS UPON SENIOR SECURITIES:
         --------------------------------
         Not applicable.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         ----------------------------------------------------
         None

ITEM 5   OTHER INFORMATION:
         ------------------
         None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------
         a.    The following exhibit is submitted herewith:
               27 Financial Data Schedule

         Reports on Form 8-K
         b. Report on Form 8-K was filed on September 4, 1998.

               The Company released its year end results, noted the restatement of the third quarter and suspended the quarterly dividend. A copy of the press release was included in the filing.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FIDELITY FEDERAL BANCORP



Date: SEPTEMER 11, 1998               By:   /s/  M. BRIAN DAVIS
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