Form 10-K405
period 1998-06-30
FIDELITY FEDERAL BANCORP
filed 1998-10-13
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       _________________________________

                                   FORM 10-K

            [ X ]  Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (fee required)
                    For the fiscal year ended: June 30, 1998
                                       or
           [  ]  Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 (no fee required)
                For the Transaction period from  ____ to _____.
                       _________________________________

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

  700 S. Green River Road, Suite 2000, PO Box 5584, Evansville, Indiana 47715
  ---------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1998 Annual Report to Stockholders for the year ended June 30, 1998 are incorporated by reference into Part II.

                          Exhibit index is on page 29

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                          ---         ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at September 17, 1998 was approximately $8,056,148.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of September 17, 1998.

                        Common Stock - 3,127,208 shares

                           FIDELITY FEDERAL BANCORP


                                    Index

PART I
                                                                          Page
                                                                          ----

ITEM 1     -     Business                                                    3
ITEM 2     -     Properties                                                 12
ITEM 3     -     Legal Proceedings                                          13
ITEM 4     -     Submission of Matters to a Vote of Security Holders        13

PART II

ITEM 5     -     Market for Registrant's Common Equity
                    and Related Stockholder Matters                         13
ITEM 6     -     Selected Financial Data                                    13
ITEM 7     -     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           13
ITEM 8     -     Financial Statements and Supplementary Data                13
                 Consolidated Balance Sheet                                 13
                 Consolidated Statement of Income                           13
                 Consolidated Statement of Stockholders' Equity             13
                 Consolidated Statement of Cash Flows                       13
                 Notes to Consolidated Financial Statements                 13
                 Report of Independent Auditors                             13
ITEM 9     -     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures                 13

PART III

ITEM 10     -    Directors and Executive Officers of the Registrant         14
ITEM 11     -    Executive Compensation                                     15
ITEM 12     -    Security Ownership of Certain Beneficial
                    Owners and Management                                   22
ITEM 13     -    Certain Relationships and Related Transactions             24

PART IV

ITEM 14     -    Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                             26

SIGNATURES                                                                  28

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described inclose proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

     Fidelity Federal Bancorp (the "Company") formed in 1993, is a corporation organized under the laws of the State of Indiana and is a registered savings and loan holding company, with its principal office in Evansville, Indiana. The Company's savings and loan subsidiary, United Fidelity Bank, fsb (the "Savings Bank"), organized in 1914, is a federally-chartered stock savings bank located in Evansville, Indiana. In 1992, the Board of Directors developed and began implementation of a new business plan for the Savings Bank to improve the financial performance of the organization. The key elements of this business plan included: (i) the formation of a holding company to provide financial flexibility and to develop and engage in nonbanking businesses; (ii) the formation of an affordable housing group to engage in real estate development, management and financing of affordable housing projects; and (iii) the growth of assets through the origination and acquisition of loans. After the implementation of the business plan, the holding company as well as an affordable housing group, consisting of three nonbank subsidiaries of the Savings Bank, was formed. Revenue generated from affordable housing activities increased dramatically and significant asset growth was achieved, also resulting in higher revenues. To conserve capital, the Company slowed its growth in fiscal 1996 and positioned the Company to reduce debt, increase core deposits, sell loans, and use the proceeds to fund new loan production. During fiscal 1996 the Company encountered increasing competition in the affordable housing group activities. As a result the Company reevaluated its business plan in fiscal 1997 and closed its Indianapolis, Indiana real estate development office. This process was completed in the fourth quarter of fiscal 1997. As a result of this, Village Community Development Corporation, reduced and then subsequently eliminated its activities. Due to the increased competition in the affordable housing segment mentioned above and a change in the business plan, the Company initiated a cost reduction program in the third quarter of fiscal 1997 which was completed early in the fourth quarter. The cost reduction program called for the Company to work toward achieving optimum efficiency within its operating units by eliminating duplicative and less profitable activities. During fiscal 1998 the Office of Thrift Supervision ("OTS"), performed an examination on the Company's savings bank, United Fidelity Bank and the Parent Company, Fidelity Federal Bancorp. During the examination the OTS used a different methodology to compute the allowance for loan losses and to establish reserves for letters of credit in connection with the Section 42 projects than the methodology previously used by the Company to compute these estimates. The OTS's methodology was accepted by management and resulted in an additional provision for loan losses of $3.6 million and a letter of credit valuation allowance of $6.8 million. The Company is pursuing a plan to refinance its Section 42 projects which, if successful, could result in the reversal of a portion of these charges. The availability of such refinancing depends upon numerous factors, including among other things, interest rates, third-party appraisals and the occupancy levels in the Section 42 projects. The Company continues toward increasing the profitability of core banking activities and to increase earnings in the subsidiaries.

     The Company, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer loans, multi-family loans, commercial loans, and mortgage loans, primarily owner occupied one-to-four family homes located in Indiana, and in investment and money market securities. The Company had engaged previously in the business of financing, owning, developing, building, renting and managing affordable housing projects through its Savings

Bank wholly-owned subsidiaries, Village Management Corporation, Village Community Development Corporation and Village Housing Corporation (collectively, the "Affordable Housing Group"). The Affordable Housing Group structures and participates in multifamily housing developments which have been granted tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended (the "Code") and tax-exempt bond financed developments. Village Housing Corporation, as general partner to limited partnerships which own the developments, receives a percentage interest in the profits, losses and tax credits during the life of the project and receives a percentage of the annual cash flow and residual (sale or refinancing) proceeds during operation and at disposition or refinancing of the developments, respectively. Village Community Development Corporation, as contractor and developer, received construction and development fees as the project is completed. Village Management Corporation, as manager of the completed project, receives a fee based on a percentage of rental payments received from the project's tenants. As part of Village Management's duties as project manager, it monitors compliance with the requirements of the Code to prevent recapture of all or a portion of the tax credits or forfeiture of the tax-exempt status of the bonds which would occur if certain tenant eligibility and rent restriction requirements were violated. The Company remains active in the Village Housing Corporation and Village Management Corporation, however, Village Community Development Corporation has discontinued its activities. Village Capital Corporation ("VCC"), another subsidiary of the Savings Bank has packaged loan requests for developers of multifamily residential real estate projects eligible for federal tax credits and tax exempt financing. While most of the loans packaged to date have been referred to the Savings Bank for origination, VCC also packages loan transactions for other lenders, if the opportunity arises. VCC has earned fees by providing real estate mortgage banking and consulting services to unaffiliated borrowers. The Savings Bank, as lender, can earn points and interest on loans made to developers. The Savings Bank's credit decisions are subject to applicable OTS restrictions on loans of this type.

     The final subsidiary of the Savings Bank, Village Insurance Corporation, is engaged in the business of selling credit life insurance, as well as accident and health insurance, to the Savings Bank's loan customers.

     A second subsidiary of the Company, Village Securities Corporation, a discount brokerage service, began operations in July 1997.

     Finally a third subsidiary, Village Affordable Housing Corporation was formed in fiscal 1998, but is not yet operational. This company was formed to hold an interest in a housing partnership that was initially financed by United Fidelity Bank.

     The Company had consolidated total assets of $197.0 million and total shareholders' equity of $7.5 million as of June 30, 1998.

The Company's subsidiaries at June 30, 1998, are listed below:


SUBSIDIARY                                     PRINCIPAL OFFICE       YEAR ORGANIZED       ASSETS (in thousands)

1.  United Fidelity Bank, fsb                   Evansville, IN             1914                   $190,000

Subsidiaries of United Fidelity Bank, fsb:
    Village Capital Corporation                 Evansville, IN             1994                      1,113
    Village Insurance Corporation               Evansville, IN             1980                         75
    Village Management Corporation              Evansville, IN             1992                        308
    Village Community Development
       Corporation                              Evansville, IN             1992                      5,340
    Village Housing Corporation                 Evansville, IN             1992                      4,072


2.  Village Securities Corporation              Evansville, IN             1994                        122
3.  Village Affordable Housing Corporation      Evansville, IN             1998                          1


       The Company's home office is located at 700 S. Green River Road, Suite 2000, Evansville, Indiana, 47715 and its telephone number is (812) 469-2100.

COMPETITION

     The Company and the Savings Bank faces strong direct competition for deposits, loans and other financial-related services. The Savings Bank competes in Indiana, Kentucky and Illinois with the other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. The Savings Bank competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which the Savings Bank competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over the Savings Bank in providing certain services. As of September 30, 1998, approximately 4 banks, 3 thrifts, and 12 credit unions operated in the Evansville, Indiana metropolitan area, which is the Savings Bank's principal deposit market area. The Savings Bank is currently the second largest thrift in this market. Many competitors are substantially larger or have significantly greater capital resources than the Savings Bank. Due to recently enacted legislation to allow unlimited interstate branching, the Company and the Savings Bank may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana. The Company has discontinued development activities pertaining to the affordable housing industry and multifamily development in part because of increased levels of competition.

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

     In May 1998 the United States House of Representatives passed financial reform legislation. The legislation is intended to break down barriers between banking, securities and insurance activities, while continuing to restrict commercial activity by banks. The bill also restricts the potential acquirers of unitary thrift holding companies. The Senate and the House must still agree on various aspects of the legislation and therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Company and the Savings Bank. Any changes in legislation or regulations, whether by legislation or regulatory action, could have a material impact on the Savings Bank and its operations. Neither the Company nor the Savings Bank can predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of the Company or the Savings Bank.

     Qualified Thrift Lender Requirement. In order for the Savings Bank to exercise the powers granted to federally-chartered savings associations and maintain full access to FHLB advances, it must be a "qualified thrift lender" ("QTL"). A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities),
(ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At June 30, 1998, the qualified thrift investment percentage test for the Savings Bank was 93.40%.

     Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 4% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowing during the preceding calendar month. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member associations. At June 30, 1998, the Savings Bank was in compliance with these liquidity requirements, at 6.70%.

     Loans-to-One-Borrower Limitations. HOLA generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At June 30, 1998, the Savings Bank's loan-to-one-borrower limitation was approximately $3.0 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At June 30, 1998, the Savings Bank had made $12.3 million in such loans under this higher lending limit.

     Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

     Limitation on Capital Distributions. The OTS regulations impose limitations on capital distributions by savings associations. Under the rule, a savings association is classified as a tier 1 institution, a tier 2 institution, or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution may generally make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its capital requirements to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS. Restrictions exist on the ability of tier 2 and tier 3 institutions to make capital distributions. Also, the OTS may prohibit any capital distribution otherwise permitted if such distribution would constitute an unsafe or unsound practice, such as a proposed distribution by an institution whose capital is decreasing because of substantial losses or by an institution that is in need of more than normal supervision.

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

     On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Savings Banks was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Savings Bank recognized this one-time assessment as a non-recurring operating expense of $1,040,000 ($628,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, annual deposit insurance premiums between $0.00 and $0.27 per $100 of deposits are in effect, based on the assessment determined in accordance with the risk-assessment system discussed above. The Savings Bank most recently paid $0.03 per $100 of deposits to comply with this assessment. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

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

     Real Estate Lending Standards. OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

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

     Under OTS regulations "core capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less nonqualifying intangible assets. In determining compliance with the capital standards, a savings association must deduct from capital its entire investment in and loans to any subsidiary engaged in activities not permissible for a national bank, other than subsidiaries (i) engaged in such non-permissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities; or (iii) that are themselves savings associations or companies, the only investment of which is another savings association, acquired prior to May 1, 1989.

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

     The Savings Bank's Subsidiaries. The OTS regulations permit federal savings associations to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 3% of an association's assets, provided any investment over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries in an aggregate amount not exceeding 50% of the association's regulatory capital if certain requirements and conditions are met. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. The Savings Bank's total assessment for the year ended June 30, 1998 was $67,000.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Internal Revenue Code or the asset composition test of ss.7701(c) of the Internal Revenue Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

TRANSACTIONS WITH AFFILIATES

     Pursuant to HOLA, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. The Savings Bank was in compliance with these rules at June 30, 1998.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. As a member of the FHLB of Indianapolis, the Savings Bank is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 1998, the Savings Bank was in compliance with this requirement.

PERSONNEL

     As of June 30, 1998 the Company had 122 full-time equivalent employees. The employees are not represented by any collective bargaining unit. The Company believes its relations with its employees are good.

     The Company maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. The Company also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.

ITEM 2.  PROPERTIES
-------

     The following table sets forth the location of the Company's savings bank offices, all of which are owned by the Savings Bank, as well as certain additional information relating to these offices as of June 30, 1998. The Savings Bank currently has no plans to sell or close any existing branches.

                                     Year Facility                       Net
Office Location                          Opened                      Book Value
---------------                      -------------                   ----------
Home Office                               1974                       $1,673,000
18 NW Fourth Street
Evansville, IN  47708

Eastside Branch                           1971                        2,324,000
700 S. Green River Rd
Evansville, IN  47715

Northside Branch                          1976                          204,000
4441 First Avenue
Evansville, IN  47710

Westside Branch                           1979                          190,000
4801 W. Lloyd Expressway
Evansville, IN  47712


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

     No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS ------- MATTERS

     The discussion concerning the market for the Registrant's common equity and related shareholder matters under the heading "Market Summary" is included in the 1998 Annual Report to Stockholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in the 1998 Annual Report to Stockholders on page 11 and is incorporated herein by reference. Additional information relating to stockholder matters can be found under the heading "Corporate Information" included in the 1998 Annual Report to Stockholders on page 58 and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
-------

     Selected Financial and Other Data included in the 1998 Annual Report to Stockholders on page 5 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operation included in the 1998 Annual Report to Stockholders on pages 7 through 26 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

     The discussion concerning quantative and qualitative disclosures about market risk under the heading "Asset/Liability Management" included in the 1998 Annual Report to Stockholders on pages 25 and 26, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

     The financial statements and supplementary data required under this item are incorporated herein by reference to pages 27 through 57 of the 1998 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ------- FINANCIAL DISCLOSURES

         No response to this item is required.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

     The following sets forth information as to each Director and each executive officer of the Company as of June 30, 1998, including their ages, present principal occupations, other business experience during the last five years, directorships in other publicly held companies, and the year they were first elected or appointed to the Board of Directors. Each individual's service with the Company began at the formation of the Company in 1993, unless otherwise noted. In addition, all current Directors of the Company are also current Directors of the Savings Bank.

     There are no arrangements or understandings between any of the Directors, executive officers or any other person pursuant to which any Director or executive officer has been selected for his or her respective position.

CURT J. ANGERMEIER  Age- 44, term expires in 2000.
------------------

Mr. Angermeier was appointed to the Board of directors of the Company on March 21, 1996. Mr. Angermeier is a practicing attorney, concentrating on insurance law matters. Mr. Angermeier is a member of the Indiana Bar Association, Indiana Defense Lawyers Association and the Evansville Bar Association.

WILLIAM R. BAUGH  Age - 77, term expires in 1998.
----------------

Mr. Baugh is a Director of the Company and has been Chairman Emeritus of the Board of Directors since October 1994. Mr. Baugh served as Chairman of the Board of Directors of the Company from its formation in 1993 until October 1994. He has been a Director of the Savings Bank since 1955, was Chairman of the Board of the Savings Bank from 1979 until October 1994, and was President of the Savings Bank from 1970 until 1981 and from 1983 until 1986.

BRUCE A. CORDINGLEY  Age - 51, term expires in 1998.
-------------------

Mr. Cordingley is a Director of the Company and served as Chairman of the Board of Directors from October 1994 until April 1998, and served as Chief Executive Officer of the Company from June 1995, to March 1996. He continues to serve as a Director of the Company and in the other positions discussed below.

Mr. Cordingley is a Director of Village Management Corporation, Village Community Development Corporation, and Village Housing Corporation (the three service corporation subsidiaries of the Savings Bank previously involved in the development and currently involved in the management of affordable housing units) and Village Insurance Corporation. Mr. Cordingley has been a Director of the Savings Bank since 1992. Mr. Cordingley is an attorney and was a partner in the law firm of Ice Miller Donadio and Ryan in Indianapolis, Indiana, from 1973 to February 1992. Mr. Cordingley is President of Pedcor Investments, a Limited Liability Company, located in Indianapolis, Indiana, the principal business of which is real estate oriented investments and developments. Mr. Cordingley is also a Director of International City Bank, N.A. (Long Beach, California).

JACK CUNNINGHAM  Age - 68, term expires in 1999.
---------------

Mr. Cunningham is a Director of the Company and has served as Chairman and Secretary of the Company and the Savings Bank since April 1998. He served as President of the Company from May 1994 through October 1994 and as President of the Savings Bank from May 1994 through December 1994. Mr. Cunningham again served as President and CEO of the Savings Bank from March 1997 until January 1998. Mr. Cunningham is Chairman of the Board of Village Management Corporation, Village Capital Corporation, Village Community Development Corporation, and Village Housing Corporation (the three service corporation subsidiaries of the Savings Bank previously involved in the development and currently the management of affordable housing units) and Village Insurance Corporation. Mr. Cunningham has been a Director of the Savings Bank since 1985 and an officer of the Savings Bank since 1974.

M. BRIAN DAVIS  Age - 43, term expires in 1998.
--------------

Mr. Davis is a Director of the Company and has served as its President and Chief Executive Officer since November 1996. Mr. Davis is also a Director of the Savings Bank and has served as its Chief Executive Officer since January 1998. Mr. Davis previously served as Chief Operating Officer of the Company from June 1995 to November 1996. Mr. Davis is also a Director of Village Management Corporation, Village Community Development Corporation, and Village Housing Corporation (the three service corporation subsidiaries of the Savings Bank previously involved in the development and currently involved in the management of affordable housing units). Mr. Davis is the President of Village Management Corporation, Village Insurance Corporation, Village Community Development Corporation, Village Housing Corporation, VCC and Village Securities Corporation. Mr. Davis has been a Director of the Savings Bank since 1992. Mr. Davis is a partner in the Davis Brothers Real Estate Partnership, located in Evansville, Indiana, which has developed and managed commercial real estate throughout the Midwest. He is also currently President of Southern Investment Corporation, a real estate investment company.

ROBERT F. DOERTER   Age - 78, term expires in 1999.
-----------------

Mr. Doerter is a Director of the Company, and has been a Director of the Savings Bank since 1968. Mr. Doerter is currently retired.

BARRY A. SCHNAKENBURG  Age - 50, term expires in 2000.
---------------------

Mr. Schnakenburg is a Director of the Company. He has been a Director of the Savings Bank since 1990. Mr. Schnakenburg currently serves as a Director of VCC and as a Director and the Executive Vice-President and Chief Operating Officer of Village Insurance Corporation. Mr. Schnakenburg has served as the President of U.S. Industries Group, Inc. for the past 10 years. U.S. Industries Group, Inc. is a sheet metal and roofing contractor located in Evansville, Indiana.

DONALD R. NEEL  Age - 35, term expires in 2000.
--------------

Mr. Neel is a Director of the Company and serves as Executive Vice-President, Chief Financial Officer, and Treasurer of the Company and as Executive Vice President and Chief Operating Officer of the Savings Bank. Mr. Neel also serves as Treasurer of Village Management Corporation, Village Insurance Corporation, and as Executive Vice President and Treasurer of VCC and as Senior Vice President and Treasurer of Village Securities Corporation, Village Community Development Corporation and Village Housing Corporation. Prior to joining the Savings Bank and the Company in 1993, Mr. Neel served as Vice-President and Controller of INB Banking Company, Southwest (successor to Peoples Bank) from May 1987 through April 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Company common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, during the most recent fiscal year ended June 30, 1998, there were no late filings with respect to the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.


ITEM 11.  EXECUTIVE COMPENSATION
--------

FIVE-YEAR TOTAL SHAREHOLDER RETURN

     The following indexed graph indicates the Company's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the NASDAQ Market Index and the Peer Group Index (which is a line-of-business index prepared by an independent third party consisting of savings and loan holding companies or federally chartered savings institutions with the same SIC number as the Company and which have been publicly traded for at least six years). The comparison of total return on investment for each of the periods assumes that $100 was invested on July 1, 1993, in each of the Company, the NASDAQ Market Index the Peer Group Index. The period prior to November 8, 1993 (the date the Company became the sole shareholder of the Saving Bank pursuant to a reorganization in which the Company exchanged one share of its common stock for each one share of common stock of the Savings Bank outstanding) reflects the stock of the Savings Bank.

                   Comparative 5-Year Cumulative Total Return
                         Among Fidelity Federal Bancorp
                     NASDAQ Market Index and SIC Code Index

                                    [Graph]

                     Assumes $100 Invested on July 1, 1993
                          Assumes Dividends Reinvested
                        Fiscal Year Ending June 30, 1998

                         1993     1994      1995      1996      1997      1998
                         ----     ----      ----      ----      ----      ----
NASDAQ Market Index      100     109.66    128.61    161.89    195.02    258.52
SIC Code Index           100     116.22    135.42    170.66    267.49    376.54
Fidelity Federal         100     227.89    414.05    430.83    421.20    295.35


COMPENSATION COMMITTEE REPORT

     Decisions on compensation of the Company's executives are made by the Executive Committee of the Board of Directors of the Company, which also serves as the Compensation Committee. All decisions of the Executive Committee relating to the compensation of the Company's officers are reviewed by the full board. Set forth below is a report submitted by Messrs. Cordingley, Davis, Cunningham and Schnakenburg, in their capacity as the Board's Executive Committee, addressing the Company's compensation policies for 1998 as they affected the Company's executive officers.

     Compensation Policies Toward Executive Officers.
     -----------------------------------------------

     The Executive Committee's executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for satisfactory individual performance and for satisfactory performance of the Company as a whole. There are no established goals or standards relating to performance of the Company which have been utilized in setting compensation of individual employees.

     Base Salary.
     -----------

     Each executive officer is reviewed individually by the Executive Committee, which includes an analysis of the performance of the Company. In addition, the review includes, among other things, an analysis of the individual's performance during the past fiscal year, focusing primarily upon the following aspects of the individual's job or characteristics of the individual exhibited during the most recent fiscal year: quality and quantity of work; supervisory skills; dependability; initiative; attendance; overall skill level; and overall value to the Company.

     Other Compensation Plans.
     ------------------------

     At various times in the past the Company has adopted certain broad based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

     Benefits.
     --------

     The Company provides medical, defined benefit, and defined contribution plans to the senior executives that are generally available to the other Company employees. The amount of perquisites, as determined in accordance with the rules of the SEC relating to executive compensation, did not exceed 10% of salary and bonus for fiscal year 1998.

     Mr. Davis' 1998 Compensation.
     ----------------------------

     Regulations of the Securities and Exchange Commission require that the Executive Committee disclose the Committee's basis for compensation reported for any individual who served as the Chief Executive Officer during the last fiscal year. Mr. Davis' salary is determined in the same manner as discussed above for other senior executives. Mr. Davis did not participate in the deliberations of the Executive Committee with respect to his compensation level. See "Compensation Committee Insider Participation."

                Current Members of the 1998 Executive Committee:

                              Bruce A. Cordingley
                                 M. Brian Davis
                                Jack Cunningham
                             Barry A. Schnakenburg


COMPENSATION COMMITTEE INSIDER PARTICIPATION

     During the past fiscal year, Mr. Davis a current officer of the Company, and Messrs. Cunningham and Cordingley former officers of the Company served on the Executive Committee. Mr. Davis did not participate in any discussion or voting with respect to his respective salary as an executive officer and was not present in the room during the discussion by the Executive Committee of his compensation.

SUMMARY COMPENSATION TABLE

     The following table sets forth, for the fiscal years ended June 30, 1998, 1997, and 1996, the cash compensation paid by the Company or its subsidiaries, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer of the Company at any time during the fiscal year ended June 30, 1998 and the executive officers of the Company whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 1998.


         SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      LONG-TERM COMPENSATION
                                                                         -------------------------------------------
                                     ANNUAL COMPENSATION                              AWARDS               PAYOUTS
                        --------------------------------------------------------------------------------------------
Name &                                                       (1) (2)                        Securities                     (3)
Principal                                                  Other Annual     Restricted      Underlying      LTIP        All Other
Position                Year     Salary          Bonus     Compensation    Stock Awards    Options/SARs    Payouts     Compensation
-----------------------------------------------------------------------------------------------------------------------------------
M. Brian  Davis         1998     $226,646.05     $0.00      $17,600.00           0            15,000          0           $2,343
President, CEO and      1997     $220,783.00     $0.00      $15,600.00           0              0             0           $1,671
Director                1996     $185,260.00     $0.00      $12,000.00           0              0             0           $    0
-----------------------------------------------------------------------------------------------------------------------------------
Bruce A. Cordingley     1998     $130,903.87     $0.00      $19,200.00           0              0             0           $  784
Chairman and Director   1997     $235,693.00     $0.00      $15,600.00           0              0             0           $2,004
Chairman and            1996     $280,519.00     $0.00      $12,000.00           0              0             0           $1,498
Director
-----------------------------------------------------------------------------------------------------------------------------------
Donald R. Neel          1998     $103,164.00     $0.00      $ 8,400.00           0            7,500           0           $1,547
Exec. Vice-President,
CFO, Treasurer and
Director
===================================================================================================================================

(1) While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such office's salary and bonus and are not required to be disclosed by applicable rules of the SEC.

(2) Includes Directors' fees of $19,200 paid to Mr. Cordingley, $17,600 paid to Mr. Davis and $8,400 paid to Mr. Neel for the fiscal year end June 30, 1998.

(3)  Includes Company contributions under the Company's Retirement Savings Plan.

1993 DIRECTORS' STOCK OPTION PLAN

     The 1993 Directors' Stock Option Plan ("Directors Plan") expired on August 1, 1998. It provided for the grant of non-qualified stock options to individuals who are directors of the Company or any of its subsidiaries to acquire shares of common stock of the Company for a price of not less than $2 above the average of the high and low bid quotations as reported by NASDAQ for the common stock of the Company for the five trading days immediately preceding the date the option is granted.

     No additional options may be granted under the plan; however outstanding options shall remain in effect until they have been exercised, terminated, forfeited, or have expires. As such, options will be outstanding under the Directors Plan through November 19, 2007. The number of shares and option exercise prices under the Directors Plan have been adjusted to reflect a twenty percent stock dividend distributed in 1994, a 2.1 for 1 stock split in 1995, and a 10% stock dividend in 1996. As of September 30, 1998 there were options for 118,295 shares outstanding.

1995 KEY EMPLOYEES' STOCK OPTION PLAN

     The Key Employees Plan provides for the grant of incentive stock options and non-qualified stock options to acquire shares of common stock of the Company for a price of not less than the fair market value of the share on the date which the option is granted. A total of 236,500 shares was reserved for issuance under the Key Employees Plan. The option price per share for each incentive stock option granted to an employee must not be less than the fair market value of the share of common stock on the date the option is granted. The option price per share for an incentive stock option granted to an employee owning 10% or more of the common stock of the Company must not be less than 110% of the fair market value of the share on the date that the option is granted. The option price per share for non-qualified stock options will be determined by the Administrative Committee of the Key Employees' Plan, but may not be less than 100% of the fair market value of a share of common stock on the date of the grant of the option.

     The Key Employees' Plan will expire on March 15, 2005, except outstanding options will remain in effect until they have been exercised, terminated, forfeited, or have expired. As such, options may be outstanding under the Key Employees' Plan through March 15, 2015. The number of shares and option exercise prices under the Key Employees' Plan have been adjusted to reflect a 2.1 for 1 stock split in 1995, and a 10% stock dividend in 1996.


                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides details regarding stock options granted to Messrs. Davis and Neel in 1998. In addition, in accordance with the rules of the Securities and Exchange Commission, there are shown the hypothetical gains or "options spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Company's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Company for the benefit of all shareholders. The amounts reflected in the table may not necessarily be achieved.


-------------------------------------------------------------------------------------------------------------------
INDIVIDUAL GRANTS                                                                         POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED ANNUAL
                                                                                          RATE OF
                                                                                          STOCK APPRECIATION
                                                                                          FOR OPTION TERM
-------------------------------------------------------------------------------------------------------------------
Name             Number of       Percent of   Exercise or    Market        Expiration     5%          10%
                 Shares          Total        Base Price     Price on      Date           ($)         ($)
                 underlying      Options      ($/Share)      Date of
                 Options         Granted in                  Grant
                 Granted (#)     Fiscal                      ($/Share)
                                 Year (%)
-------------------------------------------------------------------------------------------------------------------

M. Brian Davis   15,000          47.6%        $10.81         $9.81         11/19/07       $101,975    $258,425
-------------------------------------------------------------------------------------------------------------------

Donald R. Neel    7,500          23.8%        $10.81         $9.81         11/19/07       $ 50,988    $129,213
-------------------------------------------------------------------------------------------------------------------


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES TABLE

     The following table shows for the named executive officers the number of shares acquired on exercise and shares covered by both exercisable and non-exercisable stock options as of June 30, 1998. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of Common Stock.


================================================================================================================================
                      AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------------------
                      Shares
                   Acquired on           Value               Number of Unexercised                 Value of Unexercised
                     Exercise          Realized                  Stock Options                     in-the-Money Options
     Name              (#)                ($)                       6/30/98                              6/30/98
                                                     ---------------------------------------------------------------------------
                                                        Exercisable     Unexercisable         Exercisable       Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
M. Brian Davis         None              N/A               39,916               0             $11,176 (1)           N/A
                                                           22,176           5,544                 N/A (2)           N/A (2)
                                                            6,000           9,000                 N/A (3)           N/A (3)
--------------------------------------------------------------------------------------------------------------------------------
Bruce A. Cordingley    None              N/A               39,916               0             $11,176 (1)           N/A
--------------------------------------------------------------------------------------------------------------------------------
Donald R. Neel         None              N/A                3,000           4,500                 N/A (3)           N/A (3)
================================================================================================================================


NOTE:    (1)   The bid value of the Company's Common Stock at June 30, 1998
               ($6.50 per share), less the exercise price ($6.22 per share).

         (2) The bid value of the Company's Common Stock at June 30, 1998 ($6.50 per share), was less than the exercise price ($10.60 per share).

         (3) The bid value of the Company's Common Stock at June 30, 1998 ($6.50 per share), was less than the exercise price ($10.81 per share).


OTHER EMPLOYEE BENEFIT PLANS

     Pension Plan
     ------------

     The Company currently participates in a defined benefit pension plan sponsored by the Financial Institutions Retirement Fund, a non-profit, tax qualified, tax-exempt pension plan and trust in which Federal Home Loan Banks, savings and loan association and similar institutions participate ("Pension Plan"). All employees of the Company or its subsidiaries (which excludes non-employee Directors of the Company) (i) who have not attained age sixty (60) prior to being hired and (ii) who work a minimum of 1000 hours per year are covered by the Pension Plan and become participants upon completion of one year of service and attainment of age 21. Participants are not required or allowed to make contributions to the Pension Plan.

     A participant in the Pension Plan is entitled to receive benefits based upon years of service for the Company or its subsidiaries and a percentage of the individual's average annual salary during the five (5) consecutive years of service which produce the highest such average without deduction for Social Security benefits. For purposes of computing benefits, "salary" includes an employee's regular base salary or wage inclusive of bonuses and overtime but exclusive of special payments such as fees, deferred compensation, severance payments and contributions by the Company to the Pension Plan.

     Participants become fully vested in their benefits after completion of five
(5) years of service. Upon attaining age sixty-five (65), participants become one hundred percent (100% vested in their benefits provided by the Company under the Pension Plan, regardless of the number of their years of service. Benefits are payable at normal retirement age (age 65). The Pension Plan also contains provisions for the payment of benefits on the early retirement, late retirement, death or disability of a participant.

     The regular benefit under the Pension Plan to be paid on a participant's retirement is a monthly pension for the life of a participant with minimum guaranteed benefit of twelve (12) times the participant's annual retirement benefit under the Pension Plan. Thus, the regular form of all retirement benefits includes not only a retirement allowance, but also a lump sum retirement death benefit which is twelve (12) times the annual retirement benefit less the sum of such retirement benefits made before death. The Pension Plan provides that married participants will receive the regular retirement benefit in the form of an actuarially equivalent joint and survivor annuity. Optional forms of payments are available to all participants; however, married participants must obtain written spousal consent to the distribution of benefits in a form other than a joint and survivor annuity.

     According to the Pension plan sponsor, the actuaries for the Pension Plan have determined that no contributions were required to be made to the Pension Plan by the Company for the plan year ended June 30, 1998.

     The following table shows estimated annual benefits payable at normal retirement to persons in specified remuneration classifications. The benefit amounts presented in the totals are annual pension amounts for the life of the participant, with a minimum guaranteed benefit of twelve (12) times the annual retirement benefit under the Pension Plan, for a participant at normal retirement (age 65) with the years of service set forth below with no deduction for Social Security or other offset amounts. The maximum compensation which may be taken into account for any purpose under the Pension Plan is limited by the Internal Revenue Code to $160,000 for 1998. As of July 1, 1998, M. Brian Davis had 3 years of service and Donald R. Neel had 5 years of service under the Pension Plan.


============================================================================================================================
                                            ANNUAL BENEFIT AT NORMAL RETIREMENT
                                                     YEARS OF SERVICE

----------------------------------------------------------------------------------------------------------------------------
Highest Five      10                15               20                25               30                35            40
Year Average      --                --               --                --               --                --            --
Annual Salary
----------------------------------------------------------------------------------------------------------------------------
  $ 50,000      10,000            15,000           20,000            25,000           30,000            35,000        40,000
----------------------------------------------------------------------------------------------------------------------------
  $ 75,000      15,000            22,500           30,000            37,500           45,000            52,500        60,000
----------------------------------------------------------------------------------------------------------------------------
  $100,000      20,000            30,000           40,000            50,000           60,000            70,000        80,000
----------------------------------------------------------------------------------------------------------------------------
  $125,000      25,000            37,500           50,000            62,500           75,000            87,500       100,000
----------------------------------------------------------------------------------------------------------------------------
  $150,000      30,000            45,000           60,000            75,000           90,000           105,000       120,000
----------------------------------------------------------------------------------------------------------------------------
  $175,000      35,000            52,500           70,000            87,500          105,000           122,500       140,000
============================================================================================================================

     Retirement Savings Plan.
     -----------------------

     In 1994 the Company adopted a defined contribution plan under Internal Revenue Code Section 401(k) in which substantially all employees may participate. Under this plan, employees may contribute up to 15% of pay, and contributions up to 6% are supplemented by Company contributions. Such Company contributions are made at the rate of 25(cent) for each dollar contributed by the participant. Participants may elect to have all or a portion of their contributions made on a tax-deferred basis pursuant to provisions in the plan meeting the requirements of Section 401(k) of the Internal Revenue Code. The Company expense for the plan was $19,000 for the fiscal year ended June 30, 1998.

COMPENSATION OF DIRECTORS

      The Directors of the Company and Savings Bank, who are the same individuals, are compensated for their services in the amount of $1,000 per month (or $12,000 per year) plus an additional $200 per month if the Director attends that month's regularly scheduled Board meeting. Executive committee members receive an extra $400 per month for their services. The maximum compensation received by any Director for his or her service on the Board was $19,200 for the current year.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     On December 1, 1997, the Company entered into severance agreements with M. Brian Davis, Donald R. Neel, and Terry G. Johnston, respectively. Each of these agreements provides that it will terminate on December 1, 1999, but may be extended annually for an additional year. If not extended, the agreement will terminate in two years. Each agreement provides that if during the two year period following a change in control (as defined in the agreement), the executive is terminated for any reason other than cause (as defined in the agreement), disability, retirement or death, or if the executive resigns due to a reduction in his duties or responsibilities, a reduction in his compensation or benefits, or a requirement that he be based at a location other than Evansville, the executive is entitled to an amount equal to two times his average annual base salary and bonus, plus an amount computed by the actuary for the Company's retirement plan equal to the present value of the executive's accrued benefit (as defined in the plan) computed as if the executive had remained employed by the Company for two years after his termination of employment. In addition, the Company must maintain for the benefit of the executive for three years following termination all employee welfare plans and programs in which he was entitled to participate prior to termination, and reimburse the executive for the cost of obtaining such benefits for the first 24 months following termination. No payments may be made pursuant to the agreement if such payments would, among other things, be considered by a federal or state regulatory authority having jurisdiction over the Company an unsafe or unsound practice.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

     BENEFICIAL OWNERSHIP

     The following table sets forth information regarding the beneficial ownership of Common Stock as of September 17, 1998 by the only persons known by the Company to beneficially own 5% or more of the issued and outstanding shares of Common Stock.


====================================================================================================
Name and Address of                          Amount and Nature of               Percent of Class
Beneficial Owner                             Beneficial Ownership (1)
----------------------------------------------------------------------------------------------------
Bruce A. Cordingley                                300,567 (2)                        9.46%
8888 Keystone Crossing
Suite 900
Indianapolis, IN 46240
----------------------------------------------------------------------------------------------------
M. Brian Davis                                     775,662 (3)                       24.28%
700 S.  Green River Road, Suite 2000
Evansville, IN 47716-558
----------------------------------------------------------------------------------------------------
Barry A. Schnakenburg                              269,182 (4)                        8.57%
8701 Petersburg Road
Evansville, IN 47711
----------------------------------------------------------------------------------------------------
Rahmi Soyugenc                                     171,720                            5.5%
119 LaDonna Blvd.
Evansville, IN 47711
----------------------------------------------------------------------------------------------------
First Financial Fund, Inc                          202,900 (5)                        6.49%
c/o Wellington Management
75 State St
Boston, MA 02109
----------------------------------------------------------------------------------------------------
Wellington Management                              202,900 (6)                        6.49%
75 State St
Boston, MA 02109
====================================================================================================

(1) This information is based on Schedule 13D and 13G Reports filed by the beneficial owner with the Securities and Exchange Commission ("SEC") pursuant to applicable provisions of the Securities Exchange Act of 1934 ("Exchange Act"), as of September 17, 1998, and any other information provided to the Company by the beneficial owner. It does not reflect any changes in those shareholdings which may have occurred since that date. Beneficial ownership is direct except as otherwise indicated by footnote.

(2) Includes 196,683 shares held by Pedcor Investments, A Limited Liability Company, as to which Mr. Cordingley is a 47.6% owner and a co-chief executive officer and President. Also includes 39,916 shares which Mr. Cordingley has the right to acquire pursuant to the exercise of stock options granted under the Company's 1993 Director's Stock Options Plan, 8,587 shares which Mr. Cordingley, Pedcor Investments, and Mr. Cordingley's wife are entitled to purchase upon exercise of 31 warrants acquired pursuant to the 1994 Rights Offering and also includes 42,966 shares held by Gerald Pedigo which is a part of the Cordingley Group.

(3) Includes 13,646 shares which Mr. Davis holds as custodian for his minor daughter and 12,714 shares which Mr. Davis holds as custodian for his minor son. Also includes 39,916 shares which Mr. Davis has the right to acquire pursuant to the exercise of stock options granted under the 1993 Directors Stock Option Plan and 28,176 shares which Mr. Davis has the right to acquire pursuant to the exercise of stock options granted under the Company's 1995 Key Employees' Stock Option Plan. Also includes 106,758 shares of the Company owned by Maybelle R. Davis, the mother of Mr. Davis, as to which shares Mr. Davis has authority to vote pursuant to a Power of Attorney. Also includes 796 shares owned by Mr. Davis' wife.

(4) Includes 5,775 shares held by the spouse of Mr. Schnakenburg, 12,474 shares held as custodian by Mr. Schnakenburg for his minor children living in his home, 24,948 shares held by U.S. Industries Group, Inc., 52,263 shares held by Barry, Inc. and 40,378 shares held by BOAH Associates. Also includes 13,497 shares which Mr. Schnakenburg has the right to acquire through the exercise of stock options granted under the Company's 1993 Directors' Stock Option Plan. Also includes 74,109 shares of the Company pursuant to which Mr. Schnakenburg may exercise voting and investment power pursuant to a Power of Attorney.

(5) First Financial Fund, Inc. Reports that it had sole voting power and shared dispositive power with respect to the reported shares. These shares are also included in the shares beneficially owned by Wellington Management Company, as investment adviser to First Financial Fund, Inc., as explained in footnote 6.

(6) Wellington Management Company ("WMC"), in its capacity as investment adviser, may be deemed to have beneficial ownership of these shares, which are owned by First Financial Fund, Inc. As of September 25, 1998, WMC reported that it had sole/shared voting power as to 0 shares, and shared dispositive power as to 202,900 shares.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of September 17, 1998, with respect to the Common Stock of the Company beneficially owned by each Director of the Company and by all Executive Officers and Directors as a group.


==============================================================================================================
                NAME                     NUMBER OF SHARES BENEFICIALLY OWNED(1)        PERCENT OF CLASS(1)
--------------------------------------------------------------------------------------------------------------
William R. Baugh (8)                                     28,570                                 .91%
--------------------------------------------------------------------------------------------------------------
Bruce A. Cordingley (2)                                 300,567                                9.46%
--------------------------------------------------------------------------------------------------------------
Jack Cunningham (3)                                      46,535                                1.48%
--------------------------------------------------------------------------------------------------------------
M. Brian Davis (4)                                      775,662                               24.28%
--------------------------------------------------------------------------------------------------------------
Robert F. Doerter (9)                                    10,563                                 .34%
--------------------------------------------------------------------------------------------------------------
Barry A. Schnakenburg (5)                               269,182                                8.57%
--------------------------------------------------------------------------------------------------------------
Curt J. Angermeier (6)                                   30,878                                 .99%
--------------------------------------------------------------------------------------------------------------
Donald R. Neel (7)                                        7,827                                 .25%
--------------------------------------------------------------------------------------------------------------
All Executive Officers and                            1,469,784                               44.74%
Directors as a Group (8 Persons)
==============================================================================================================

(1) The information contained in this column is based upon information furnished to the Company by the individuals named above as of September 17, 1998. The nature of beneficial ownership for shares shown in this column represent sole or shared voting and investment unless other wise noted. At September 17, 1998, the Company had 3,127,208 shares of common stock outstanding.


(2) Includes 196,683 shares held by Pedcor Investments, A Limited Liability Company, as to which Mr. Cordingley is a 47.6% owner and a co-chief executive officer and President. Also includes 39,916 shares which Mr. Cordingley has the right to acquire pursuant to the exercise of stock options granted under the Company's 1993 Directors' Stock Option Plan. 8,587 shares which Mr. Cordingley, Pedcor Investments, and Mr. Cordingley's wife are entitled to purchase upon exercise of 31 warrants acquired pursuant to the 1994 Rights Offering and also includes 42,966 shares held by Gerald Pedigo which is a part of the Cordingley Group.

(3) Includes 9,744 shares held in the name of Mr. Cunningham's wife and 17,074 shares which Mr. Cunningham has the right to acquire pursuant to the exercise of stock options granted under the Company's 1993 Directors' Stock Option Plan.

(4) Includes 13,646 shares which Mr. Davis holds as custodian for his minor daughter and 12,714 shares which Mr. Davis holds as custodian for his minor son. Also includes 39,916 shares which Mr. Davis has the right to acquire pursuant to the exercise of stock options granted under the 1993 Directors' Stock Option Plan, and 28,176 shares which Mr. Davis has the right to acquire pursuant to the exercise of stock options granted under the Company's 1995 Key Employees' Stock Option Plan. Also includes 106,758 shares of the Company owned by Maybelle R. Davis, the mother of Mr. Davis, as to which shares Mr. Davis has authority to vote pursuant to a Power of Attorney. Also includes 796 shares owned by Mr. Davis' wife.

(5) Includes 5,775 shares held by the spouse of Mr. Schnakenburg, 12,474 shares held as custodian by Mr. Schnakenburg for his minor children living in his home, 24,958 shares held by U.S. Industries Group, Inc., 52,263 shares held by Barry, Inc. And 40,378 shares held by BOAH Associates. Also includes 13,497 shares which Mr. Schnakenburg has the right to acquire through the exercise of stock options granted under the Company's 1993 Directors' Stock Option Plan. Also includes 74,109 shares of the Company pursuant to which Mr. Schnakenburg may exercise voting and investment power pursuant to a Power of Attorney.

(6) Includes 19,401 shares held in a Family Trust of Mr. Angermeier. Also includes 3,940 shares which Mr. Angermeier has the right to acquire pursuant to the exercise of stock options granted under the 1993 Directors' Stock Option Plan.

(7) Includes 4,827 shares beneficially owned by Donald R. Neel, Executive Vice-President, Chief Financial Officer and Treasurer of the Company. Also includes 3,000 shares which Mr. Neel has the right to acquire pursuant to the exercise of the stock options granted under the Company's 1995 Key Employees' Stock option Plan.

(8) Includes 26,600 shares beneficially owned by Mr. Baugh. Also includes 1,970 shares which Mr. Baugh has the right to acquire pursuant to the exercise of stock options granted under the 1993 Directors' Stock Option Plan.

(9) Includes 8,593 shares beneficially owned by Mr. Doerter. Also includes 1,970 shares which Mr. Doerter has the right to acquire pursuant to the exercise of stock options granted under the 1993 Directors' Stock Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

     CERTAIN TRANSACTIONS AND OTHER MATTERS BETWEEN MANAGEMENT AND THE COMPANY

     Directors and executive officers of the Company and the Savings Bank and their associates are customers of, and have had transactions with, the Company and the Savings Bank in the ordinary course of business. Comparable transactions may be expected to take place in the future. Directors of the Company may not obtain extensions of credit from the Company. Loans made to non-director officers were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

     The Office of Thrift Supervision ("OTS"), the primary federal banking regulatory agency of the Savings Bank, by regulation has provided that each director, officer, or affiliated person of a savings association, such as the Savings Bank, has a fundamental duty to avoid placing himself in a position which creates, or which leads to or could lead to, a conflict of interest or appearance of a conflict of interest having an adverse effect upon, among other things, the interests of the members of the savings association or the association's soundness. In addition, the OTS by regulation has stated that the fiduciary relationship owed by a director or officer of a savings association, such as the Savings Bank, includes the duty to protect the association and that the OTS would consider this duty to be breached if such individual would take advantage of a business opportunity for his own or another person's personal benefit or profit when the opportunity is within the corporate powers of the savings association

(or its service corporation) and when the opportunity is of a present or potential practical advantage to the savings association. The Board of Directors of the Company and the Savings Bank are aware of these regulations and requirements of the OTS and believe they have conducted, and intend to continue to conduct, themselves in compliance with these requirements at all times.






                     (This space intentionally left blank)

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

(a) (1) The following consolidated financial statements are included in Item 8:

                                                            Page Number in
                                                             Annual Report
Independent Auditor's Report on
Consolidated Financial Statements                                27

Consolidated Balance Sheet
June 30, 1998 and 1997                                           28

Consolidated Statement of Income -
For the years ended June 30, 1998,
1997, and 1996                                                   29 and 30

Consolidated Statement of Changes in Stockholders'
Equity - For the years ended
June 30, 1998, 1997, and 1996                                    31

Consolidated Statement of Cash Flows -
For the years ended June 30, 1998, 1997, and 1996                32 and 33

Notes to Consolidated Financial Statements                       34 through 57

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

   10          (a)    The 1993 Director's Stock Option Plan, filed as exhibit
                      10(d) to the Company's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
               (b)    1995 Key Employee's Stock Option Plan, filed as exhibit
                      10(c) to the Company's 1996 Annual Report on Form 10-K, is incorporated herein by reference.
               (c)    Severance Agreement between the Company and M. Brian Davis
               (d)    Severance Agreement between the Company and Donald R. Neel
               (e)    Severance Agreement between the Company and Terry G.
                      Johnston

   11 Statement regarding computation of per share earnings. See page 51 and 52 of the Company's 1998 Annual Report to Stockholders. (Incorporated in part into the Form 10-K by reference)

   13 1998 Annual Report to Stockholders of Fidelity Federal Bancorp (Incorporated in part into the Form 10-K by reference).

   21                 Subsidiaries of Fidelity Federal Bancorp.

   27                 Financial Data Schedule.

(b) No Form 8-K was filed during the last quarter of the fiscal year, but subsequent to year end a Form 8-K was filed on September 4, 1998, pertaining to the release of earnings for the year ended June 30, 1998, the restatement of the third quarter 1998 financials and the suspension of quarterly dividends.

(c) See the list of exhibits in Item 14 (a) (3).

(d) No other financial statement schedules are required to be submitted.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of October, 1998.


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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 8, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

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

By   /S/ WILLIAM R. BAUGH
     --------------------------------------
         William R. Baugh, Director

By   /S/ JACK CUNNINGHAM
     --------------------------------------
         Jack Cunningham, Director

By   /S/ ROBERT F. DOERTER
     --------------------------------------
         Robert F. Doerter, Director

By   /S/ BARRY A. SCHNAKENBURG
     --------------------------------------
         Barry A. Schnakenburg, Director

By   /S/ DONALD R. NEEL
     --------------------------------------
         Donald R. Neel, Director

                                      By  /S/  JACK CUNNINGHAM
                                          --------------------------------------
                                               Jack Cunningham, Attorney-in-fact

                               INDEX TO EXHIBITS
                               -----------------

        Exhibit
Page     Number    Exhibit
------------------------------------------------------------------------------

         10(c)     Severance Agreement between the Company and M. Brian Davis
         10(d)     Severance Agreement between the Company and Donald R. Neel
         10(e)     Severance Agreement between the Company and Terry G. Johnston

         11 Statement regarding computation of per share earnings. See pages 51 and 52 in the 1998 Annual Report to Stockholders.

         13 1998 Annual Report to Stockholders of Fidelity Federal Bancorp (Incorporated in part into the Form 10-K by reference).

         21        Subsidiaries of Fidelity Federal Bancorp.

         27        Financial Data Schedule.