Form 10-Q
period 1998-09-30
FIDELITY FEDERAL BANCORP
filed 1998-11-12
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1998



                            FIDELITY FEDERAL BANCORP
              -----------------------------------------------------
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

As of November 5, 1998, there were 3,147,766 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 26.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                     Index



                                                                          Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet............................................   3

   Consolidated statement of income......................................   4

   Consolidated statement of changes in stockholders' equity.............   5

   Consolidated statement of cash flows..................................   6

   Notes to consolidated financial statements............................   7

  ITEM 2--Management's Discussion and Analysis of Results of Operation and Financial Condition

      Results of Operations .............................................  11

      Financial Condition................................................  16

      Capital Resources and Capital Requirements.........................  21

      Liquidity..........................................................  23


PART II - OTHER INFORMATION..............................................  24

SIGNATURES...............................................................  25

EXHIBIT INDEX............................................................  26

ITEM 1 - FINANCIAL STATEMENTS
                         PART I - FINANCIAL INFORMATION

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                                       SEPTEMBER 30,        JUNE 30,
                                                                           1998               1998
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $  1,631         $  1,683
Short-term interest-bearing deposits                                        20,409            6,260
                                                                          --------         --------
    Total cash and cash equivalents                                         22,040            7,943

Interest-bearing deposits                                                        6                6
Investment securities available for sale                                     9,444            9,854
Loans                                                                      150,951          159,732
Allowance for loan losses                                                   (3,960)          (3,049)
                                                                          --------         --------
    Net loans                                                              146,991          156,683
Premises and equipment                                                       5,755            5,846
Federal Home Loan Bank of Indianapolis stock                                 3,920            3,920
Income tax receivable                                                        5,560            6,690
Other assets                                                                 5,981            6,104
                                                                          --------         --------
       Total assets                                                       $199,697         $197,046
                                                                          ========         ========

LIABILITIES
Deposits
    Non-interest bearing                                                  $  5,401         $  4,760
    Interest-bearing                                                       148,733          144,179
                                                                          --------         --------
       Total deposits                                                      154,134          148,939
Short-term borrowings                                                          106            2,531
FHLB advances and other long-term debt                                      28,886           29,488
Advances by borrowers for taxes and insurance                                  611              426
Letter of credit valuation allowance                                         5,883            6,778
Other liabilities                                                            2,123            1,369
                                                                          --------         --------
    Total liabilities                                                      192,638          189,531

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
    Issued Outstanding - 3,147,664 and 3,127,208 shares                      3,148            3,127
Capital surplus                                                             10,869           10,799
Stock warrants                                                                  11               11
Retained earnings, (deficit)                                                (6,045)          (6,380)
Accumulated other comprehensive loss-net unrealized losses
    on investment securities available for sale                                (29)             (42)
                                                                          --------         --------
       Total stockholders' equity                                            7,954            7,515
                                                                          --------         --------

Total liabilities and stockholders' equity                                $199,697         $197,046
                                                                          ========         ========

See notes to consolidated financial statements.

NOTE: The consolidated balance sheet at June 30, 1998 has been derived from the audited financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998              1997
                                                              ------            ------
INTEREST INCOME
    Loans receivable                                          $3,481            $4,527
    Investment securities                                        141               208
    Federal funds sold                                                              29
    Interest-bearing deposits                                    182                41
    Other interest and dividend income                            79                82
                                                              ------            ------
       Total interest income                                   3,883             4,887
                                                              ------            ------

INTEREST EXPENSE
    Deposits                                                   2,009             2,533
    Short-term borrowings                                        243               360
    Long-term debt                                               366               392
                                                              ------            ------
       Total interest expense                                  2,618             3,285
                                                              ------            ------

NET INTEREST INCOME                                            1,265             1,602
    Provision for loan losses                                     75               135
                                                              ------            ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,190             1,467
                                                              ------            ------

NON-INTEREST INCOME
    Management fees                                               93               107
    Service charges on deposit accounts                          119               115
    Net gains on sale of
       Real estate loans                                         109                62
       Premises and equipment                                     23
    Letter of credit fees                                        146               194
    Agent fee income                                             167               219
    Other income                                                 238               153
                                                              ------            ------
       Total non-interest income                                 895               850
                                                              ------            ------

NON-INTEREST EXPENSE
    Salaries and employee benefits                               887               839
    Net occupancy expense                                        105               113
    Equipment expense                                             76                88
    Data processing expense                                       89                89
    Deposit insurance expense                                     34                15
    Legal and professional fees                                   70                70
    Advertising                                                   51                51
    Other expense                                                529               384
                                                              ------            ------
       Total non-interest expense                              1,841             1,649
                                                              ------            ------

INCOME BEFORE INCOME TAX                                         244               668
    Income tax expense                                           (92)              159
                                                              ------            ------
NET INCOME                                                    $  336            $  509
                                                              ======            ======

PER SHARE:
    Basic net income                                      $     0.11        $     0.19
    Diluted net income                                          0.11              0.19
WEIGHTED AVERAGE SHARES OUTSTANDING                        3,129,876         2,613,418

See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998              1997
                                                              ------            ------
BEGINNING BALANCES                                            $7,515              $12,936
Comprehensive income:                                            336                  509
    Net income
    Other comprehensive income                                    13                   54
                                                              ------              -------
       Comprehensive income                                      348                  563
Cash dividends                                                                       (300)
Issuance of stock                                                 90
Exercise of stock warrants                                                          1,182
                                                              ------              -------

BALANCES, SEPTEMBER 30                                        $7,954              $14,381
                                                              ======              =======

See notes to consolidated condensed financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         1998              1997
                                                                        ------            ------
OPERATING ACTIVITIES
    Net income                                                          $   336            $  509
    Adjustments to reconcile net income to net cash provided
       by operating activities:
    Provision for loan losses                                                75               135
    (Gain) loss on sale of premises and equipment                           (23)               15
    Depreciation                                                            104               116
    Investment securities amortization (accretion), net                       6
    Amortization of net loan origination fees and points                    (27)              (42)
    Changes in:
       Interest receivable and other assets                               1,254               (32)
       Interest payable and other liabilities                               899             1,111
                                                                        -------            ------
Net cash provided by operating activities                                 2,624             1,812
                                                                        -------            ------

INVESTING ACTIVITIES
    Proceeds from investment securities available for sale,
       sales and maturities                                                 426               419
    Net changes in loans                                                  8,749             6,447
    Purchases of premises and equipment                                     (25)              (66)
    Proceeds from sale of premises and equipment                             35                 -
                                                                        -------            ------
Net cash provided by investing activities                                 9,185             6,800
                                                                        -------            ------

FINANCING ACTIVITIES
    Net change in:
       Noninterest-bearing, interest being demand and
         savings deposits                                                  (572)            2,666
       Certificates of deposit                                            5,768            (4,783)
       Short-term borrowings                                             (2,425)           (1,866)
    Repayment of FHLB advances and other long-term debt                    (602)           (3,665)
    Net change in advances by borrowers for taxes and insurance             185               344
    Cash dividends                                                         (156)             (249)
    Proceeds from exercise of stock warrants                                                1,182
    Issuance of stock                                                        90                 -
                                                                        -------            ------
Net cash provided (used) by financing activities                          2,288            (6,371)
                                                                        -------            ------

Net change in Cash and Cash Equivalents                                  14,097             2,241
Cash and Cash Equivalents, beginning of period                            7,943             3,506
                                                                        -------            ------
Cash and Cash Equivalents, end of period                                $22,040            $5,747
                                                                        =======            ======

Additional Cash Flows and Supplementary information
    Cash paid for income taxes, net of refunds                                             $  125
    Cash paid for interest                                              $ 1,829             2,566

See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

-        ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

-        NET INCOME PER SHARE

Basic and diluted earnings per share have been computed based on the weighted average number of shares outstanding during the periods. Common stock options and warrants are included in weighted average shares to the extent they are dilutive. The Company adopted Statement of Financial Accounting Standards (SFAS) NO. 128 "Earnings per Share" for fiscal 1998. All prior periods' earnings per share have been restated for SFAS 128.

Options to purchase 133,746 shares of common stock at an average price of $7.09 and warrants of 27,753 shares at an average price of $7.15 were outstanding during fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 55,113 shares of common stock at an average price of $10.42 were outstanding during fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

-        STOCKHOLDERS' EQUITY

On September 22, 1997, the Company filed a Schedule 13E4 with the Securities and Exchange Commission regarding a warrant tender offer to holders of its 1994 and 1995 warrants. The offer and withdrawal rights expired on October 31, 1997. The Company decreased the exercise price, upon the terms and subject to the conditions set forth in the Letter of Transmittal, to $3.70 for the 1994 Warrants and $4.04 for the 1995 Warrants. The proceeds from the exercise of the warrants under this offer totaled $2.5 million.

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At September 30, 1998, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At September 30, 1998, a total of 397,218 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

-        CASH DIVIDEND

The Company's dividend policy is to pay cash or distribute stock dividends when the Board of Directors deems it to be appropriate, taking into account the Company's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. The Company's primary source of income is dividends from its thrift subsidiary, United Fidelity Bank, fsb ("Savings Bank"). The Savings Bank has determined to not pay any dividends in the immediate future. This decision was based upon discussions with the Office of Thrift Supervision ("OTS"), the primary federal regulator for the Savings Bank, following an examination of the Savings Bank by the OTS. In these discussions, the OTS indicated that the Savings Bank should refrain from paying dividends due to the risk perceived by the OTS in the Savings Bank's loan and letters of credit portfolio, as well as the Savings Bank's existing capital levels. The Savings Bank is uncertain when it will pay dividends in the future and the amount of such dividends, if any. It is also possible that the OTS will take action to officially prohibit the payment of dividends by the Savings Bank. The Company anticipates that it will not pay any dividends until such time as it receives dividends from the Savings Bank.

-        COMPANY SUBSIDIARIES

United Fidelity Bank, fsb, Village Securities Corporation and Village Affordable Housing Corporation are three subsidiaries of the Company. The Savings Bank is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Securities Corporation began operations July 1, 1997, by providing customers with discount brokerage services for stocks and bonds. Village Affordable Housing Corporation was formed during the third quarter of fiscal 1998 for the purpose of holding interests in real estate housing, and is not operational.

The Savings Bank's subsidiaries, Village Housing Corporation, Village Management Corporation and Village Community Development Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. Village Capital Corporation has earned fees by providing real estate mortgage banking services to unaffiliated borrowers since 1994. Another subsidiary of the Savings Bank, Village Insurance Corporation, is engaged in the business of selling various insurance products.

The Company reevaluated its business plan in fiscal 1997. As a result, Village Community Development Corporation had reduced its activities significantly, and discontinued activities in fiscal 1998. Village Capital Corporation continues to receive consulting fees for its services in assisting unaffiliated borrowers obtain financing. Village Housing Corporation and Village Management Corporation continue to be fully operational.

-        NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 will be effective for the Company beginning in fiscal 2000. The adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

-        OTHER RESTRICTIONS

The OTS has also notified the Company that it plans to restrict the Company from appointing directors or members of senior executive management without OTS approval, and that it plans to restrict all types of commercial lending until approved to do so by the OTS.

-        COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", effective July 1, 1998. The statement was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income, which includes net income and all other non-owner changes in equity during the period.

                                                               THREE MONTHS ENDED           YEAR ENDED
                                                           SEPTEMBER 30,  SEPTEMBER 30,       JUNE 30,
                                                               1998           1997              1998
                                                           ------------   -----------       -----------
    Net income (loss)                                         $336            $509            $(6,794)
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses)
         arising during period, net of tax                      13              54                (59)
    Less: adjustment for gains realized in
       net income, net of tax                                                                      48
                                                              ----            ----            -------
    Net unrealized gains (losses)                               13               5                (11)

Other comprehensive income                                    $349            $563            $(6,805)
                                                              ====            ====            =======

-        SEGMENT INFORMATION

The Company operates principally in two industries, banking and real estate development and management. Through the Savings Bank, the Company offers traditional banking products, such as checking, savings, and certificates of deposit, as well as mortgage, consumer, and commercial loans. Through the Affordable Housing Group, the Company is involved in various aspects of developing, building, renting and managing affordable housing projects.

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

Presented below is condensed financial information relating to the Company's business segments:

(IN THOUSANDS)                                                    THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1998           1997
                                                                --------       --------
REVENUE:
  Banking                                                       $  4,583       $  5,514
  Real estate development and management                             195            223
                                                                --------       --------
    Total consolidated                                          $  4,778       $  5,737
                                                                ========       ========

OPERATING PROFIT:
  Banking                                                       $    467       $    534
  Real estate development and management                            (131)           (25)
                                                                --------       --------
  Total consolidated                                            $    336       $    509
                                                                ========       ========

IDENTIFIABLE ASSETS:
  Banking                                                       $189,902       $223,452
  Real estate development and management                           9,795         11,884
                                                                --------       --------
  Total consolidated                                            $199,697       $235,336
                                                                ========       ========

DEPRECIATION AND AMORTIZATION:
  Banking                                                       $    101       $    111
  Real estate development and management                               3              5
                                                                --------       --------
  Total consolidated                                            $    104       $    116
                                                                ========       ========

CAPITAL EXPENDITURES:
  Banking                                                       $     17       $     66
  Real estate development and management                               1              -
                                                                --------       --------
  Total consolidated                                            $     18       $     66
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

-        RESULTS OF OPERATIONS

The net income for the three months ended September 30, 1998 was $336,000, compared to net income of $509,000 for the same period last year. Basic and diluted net income per share was $.11 per share for the three months ended September 30, 1998, compared to $.19 per share in 1997. Interest income decreased $1.0 million from the prior year primarily due to a decrease in higher yielding multifamily and commercial real estate loans. Interest expense decreased approximately $700,000 due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, the Company's assets have decreased $34.7 million from September 30, 1997 to $200.6 million at September 30, 1998. Non-interest income for the three months ended September 30, 1998, increased $45,000 over the three months ended September 30, 1997 primarily due an increase in gains on sales of loans. Non-interest expense increased slightly to $1.8 million compared to $1.6 million for the three months ended September 30, 1997.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended September 30, 1998, was $1,265,000 compared to $1,602,000 for the three month period ending September 30, 1997, a decrease of $337,000.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Company. The reduction in net interest income in Fiscal 1999 was primarily due to a decrease in average earning assets of $40.6 million, which was offset by a decrease in average interest-bearing liabilities of $41.0 million. Interest income for the three months ended September 30, 1998 was $3.9 million compared to $4.9 million for the three months September 30, 1997, a decrease of approximately $1.0 million or about 20.4%. Interest expense for the three months ended September 30, 1998 was $2.6 million compared to $3.3 million for the three months ended September 30, 1997, a decrease of approximately $700,000 or 21.2%. The reduction in average earning assets was attributable to a significant number of multifamily and commercial loan payoffs, as well as payoffs on conventional real estate mortgage loans. The average balance of agent-acquired certificates of deposit, which had an average rate of 6.29% for the three months ended September 30, 1997 was reduced from $58.3 million to $35.0 million for the three months ended September 30, 1998. The net interest margin for the three months ended September 30, 1998 decreased slightly to 2.76% from 2.79% at June 30, 1998 and 2.87% at September 30, 1997. The decrease in the margin was affected by a decrease in higher yielding multifamily construction and commercial real estate loans.

ASSET/LIABILITY MANAGEMENT

The Company is subject to interest rate risk to the degree that its interest bearing liabilities, primarily deposits with short and medium term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently on average assets will be beneficial in times of rising interest rates, such as asset/liability structure will result in lower net income during periods of declining interest rates, unless off-set by other factors.

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than 12% risk-based capital ratio are required to file the OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Savings Bank is required to file a CMR since it does not meet the risk-based capital requirement as of September 30, 1998. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, at June 30, 1998 and September 30, 1997, is an analysis performed by the OTS of the Savings Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1998 and September 30, 1997, 2% of the present value of the Savings Bank's assets was approximately $3.9 million and $4.6 million. Because the interest rate risk of a 200 basis point increase was $1.1 million at June 30, 1998 and $1.6 million at September 30, 1997, the Savings Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The decrease in interest rate risk from 1998 to 1997 is due to an improved match of expected cash flows from assets and liabilities.

                                  INTEREST RATE RISK AS OF JUNE 30, 1998
                                                                           NPV AS PERCENT OF PRESENT
                               NET PORTFOLIO VALUE                               OF ASSETS VALUE
       CHANGE         DOLLAR         DOLLAR          PERCENTAGE
      IN RATES        AMOUNT         CHANGE            CHANGE                 NPV               CHANGE
      +400 bp         $12,405       $(3,255)             (21)%               6.69%             - 131 bp
      +300 bp          13,549        (2,111)             (13)                7.20              -  80 bp
      +200 bp          14,598        (1,062)              (7)                7.64              -  36 bp
      +100 bp          15,407          (253)              (2)                7.95              -  04 bp
         0 bp          15,660                                                8.00
      -100 bp          15,524          (136)              (1)                7.85              -  15 bp
      -200 bp          14,815          (845)              (5)                7.44              -  56 bp
      -300 bp          14,277        (1,383)              (9)                7.11              -  88 bp
      -400 bp          13,944        (1,716)             (11)                6.88              - 111 bp

                   INTEREST RATE RISK AS OF SEPTEMBER 30, 1997
                                                                           NPV AS PERCENT OF PRESENT
                               NET PORTFOLIO VALUE                               OF ASSETS VALUE
       CHANGE         DOLLAR         DOLLAR          PERCENTAGE
      IN RATES        AMOUNT         CHANGE            CHANGE                 NPV               CHANGE
      +400 bp         $12,841       $(4,165)             (24)%               5.87%             - 146 bp
      +300 bp          14,285        (2,721)             (16)                6.43              -  91 bp
      +200 bp          15,581        (1,425)              (8)                6.91              -  43 bp
      +100 bp          16,568          (438)              (3)                7.24              -  10 bp
         0 bp          17,066                                                7.34
      -100 bp          16,612          (395)              (2)                7.10              -  24 bp
      -200 bp          15,408        (1,599)              (9)                6.54              -  80 bp
      -300 bp          13,958        (3,048)             (18)                5.88              - 146 bp
      -400 bp          12,626        (4,380)             (26)                5.27              - 206 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assume in calculating the table.

NON-INTEREST INCOME. Non-interest income for the quarter ended September 30, 1998, was $895,000 compared to $850,000 for the same period in 1997, an increase of $45,000.

NON-INTEREST INCOME
-------------------
(IN THOUSANDS)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,             INCREASE
                                                         1998            1997         (DECREASE)
                                                         ----            ----         ----------
Management fees                                          $ 93            $107            $(14)
Letter of credit fees                                     146             194             (48)
Service charges on deposit accounts                       119             115               4
Net gain on sale of loans                                  51              15              36
Net gain on sale of fixed assets                           23                              23
Loan servicing rights, net of amortization                 45              25              20
Release fees                                               32              20              12
Agent fee income                                          167             219             (52)
Servicing fees on loans sold                               19              44             (25)
Other                                                     200             111              89
                                                         ----            ----            ----
 Total non-interest income                               $895            $850            $ 45
                                                         ====            ====            ====

Non-interest income for the three months ended September 30, 1998, increased by $45,000 as compared to the three months ended September 30, 1997.

The Company has recorded no Section 42 real estate development fees over the past year. Fee income from management activities decreased to $93,000 for the three months ended September 30, 1998 compared to $107,000 for the three months ended September 30, 1997. The decrease is primarily due to a reduction in fees collected on partnerships managed by Village Housing Corporation.

Letter of credit fees were $146,000 for the three months ended September 30, 1998 as compared to $194,000 for the three months ended September 30, 1997. Outstanding standby letters of credit at September 30, 1998 were $48.2 million as compared to $55 million at September 30, 1997. The decrease in fee income is partially due the fact that fees have not been collected from certain of the affordable housing projects that are not generating cash flows that are in line with earlier projected amounts and are therefore not projected to be able to support outstanding loan balances to other borrowers and associated letter of credit fees that are due to the Company.

Service charges on deposit accounts increased $4,000 to $119,000 for the three months ended September 30, 1998 as compared to $115,000 in 1997. The increase in fees is due to continued increased growth in transaction accounts. The Company has continued its efforts to attract transaction accounts.

The net gain on sale of loans increased $36,000 for the three months ended September 30, 1998 compared to the same period in 1997. The Company has emphasized growth in this area and has added originators to increase volume. The increase in mortgage loan volume also accounted for the $20,000 increase in loan servicing rights. The Company participates in an arrangement in which automobile loans are originated on behalf of another organization. Agent fee income, which represents the Company's earned fee from these transactions, decreased $52,000 for the three months ended September 30, 1998 compared to the same period last year. This decrease was primarily due to an increase in factory financing incentives offered by the auto makers, which compete directly for financing. The Company believes that these incentives will decrease as it has in the past. Servicing fees on loans sold decreased $25,000 due to a decrease in the number of mortgage loans being serviced by the Company compared to the prior year. Other income increased $89,000 over the three month ended September 30, 1997 due to fees earned on a multifamily loan of $22,000 and income of $58,000 collected on a paid-off multifamily transaction.

PROVISION FOR LOAN LOSSES
The Company makes provisions for possible loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb possible losses in the loan portfolios. The provision for loan losses was $75,000 for the three months ended September 30,1998 compared to $135,000 for the three months ended September 30, 1997. The ratio of the allowance for loan losses to non-performing loans was 82.2% at September 30, 1998 and 87.5% at September 30, 1997.

The decrease in the provision for loan losses in fiscal 1999 is the result of the Company providing $4.5 million in the provision for loan losses last year. During the fourth quarter of fiscal 1998, the OTS performed an examination of the Bank and the Company. Despite similar loan classifications, the methodology used by the OTS to compute the allowance for loan losses and to establish reserves for letters of credit in connection with the Section 42 projects was different than the one previously used by the Company to compute these estimates. The methodology which was used by the OTS and accepted by management considered only recent cash flows and then used those cash flows to determine the level of debt service, given certain assumptions, the individual affordable housing projects could support. This information was then used to determine whether charge-offs of the loans, equity investments or general partner loans were required and to compute specific reserves for the remainder of those assets, as well as for the related letters of credit. A letter of credit valuation allowance of $6.8 million was also recorded in fiscal 1998.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended September 30, 1998, was $1,841,000 compared to $1,649,000 for the same period in 1997, a increase of $192,000, or 11.6%. The Company continues its efforts to control costs.

NON-INTEREST EXPENSE
-------------------
(IN THOUSANDS)
                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,             INCREASE
                                                          1998            1997         (DECREASE)
                                                          ----            ----         ----------
Salaries and employee benefits                           $  887          $  839           $  48
Legal and professional                                       70              70              (0)
Occupancy expense                                           105             113              (8)
Equipment expense                                            78              88             (10)
Deposit insurance                                            34              15              19
Data processing expense                                      89              89               0
Advertising                                                  51              51              (0)
Correspondent bank charges                                   40              40              (0)
Printing and supplies                                        26              23               3
Loss on investment                                          135              36              99
Telephone                                                    17              18              (1)
Postage                                                      24              16               8
Insurance & surety bond premium                              22              29              (7)
Travel and lodging                                           13              14              (1)
Miscellaneous operating expense                              56               3              53
Other operating expense                                     194             205             (11)
                                                         ------          ------           ------
 Total non-interest expense                              $1,841          $1,649            $192
                                                         ======          ======            ====

Salaries and employee benefits increased $48,000 for the three months ended September 30, 1998, compared to the same period last year. Salaries increased primarily due to an increase in incentives in the mortgage loan area as a result of increased originations over the prior year and some staffing increases at the Bank's subsidiaries. Occupancy and equipment expense decreased by $8,000 compared to the prior year as management continues to closely monitor expenses. Deposit insurance increased $19,000 from the prior year, due to an increase in the Savings Bank's risk classification over the prior year. The Company has written down the investment in various developments by $135,000 compared to $36,000 in the prior year. These writedowns are offset by tax credits received for the investments in these developments. Miscellaneous operating expense increased $53,000 as compared to the previous year due the expiration of a $50,000 land option that was not exercised.

INCOME TAX EXPENSE. Income tax expense decreased $251,000 for the three months ended September 30, 1998, compared to the same period in 1997, due to an $120,000 accrual adjustment associated with the Company's Section 42 tax credits receivable. This credit was offset by an additional write down on the Company's
Section 42 investments of $114,000, which is included in the above table under the caption "Loss on investment".

YEAR 2000
The Company has completed an assessment of its computer systems and identified those systems that it believes could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. The Company, in addition to completing its assessment and plan, is in the early stages of testing its internal mission critical hardware systems to determine if they are Year 2000 compliant. While the Company has exposure to several risks related to Year 2000, the primary risk is the potential inability to correctly process and record customer loan and deposit transactions.

The Company has not yet met certain of the requirements that have been established for the banking industry by the Federal Financial Institution Examination Council ("FFIEC"). Theses standards require that a series of procedures be performed by financial institutions within established timeframes to reduce the risk of noncompliance with the Year 2000 issue. Specifically, the Company has developed but not yet completed a testing plan and a customer-based risk management plan. While the Company believes that it ultimately will meet all of the FFIEC requirements, it cannot guarantee that the systems of other companies on which the Company's systems rely will be timely converted and not have a material effect on the Company.

The Company is in the early stages of developing a contingency plan that would take effect if its internal systems, or the systems of those material vendors on which it is reliant on, would not be complaint with Year 2000 requirements.

The Company has accrued a total of $90,000 in Year 2000 related costs at September 30, 1998, a portion of which have been paid. The amounts that have been paid to date were to provide assistance to the Company with the initial assessment and formulation of the plan to ensure compliance with year 2000 and for some equipment to assist in the testing process. At September 30, 1998, the Company has not completed its assessment of the expected total cost of performing necessary procedures or purchasing equipment that is compliant with Year 2000.

The Company outsources a significant portion of its data processing to an outside provider. A worst case scenario for the Company would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave the Company in a position where it could not correctly process and record customer loan and deposit transactions.

The Company does not have, at September 30, 1998 any material commitments to purchase new equipment, software or to incur material costs to modify its existing system and does not believe that any material amounts of its existing computer hardware or software is impaired. The Company has not fully assessed the impact of Year 2000 on its commercial lending customers, but believes that the impact, in terms of potential credit exposure, would not be material. The majority of the Company's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technologically intensive.

The Company cannot provide any assurance that the effect of Year 2000 will not be material to the Company's financial position or operating results.

FINANCIAL CONDITION

Total assets increased by $3.5 million from June 30, 1998, to approximately $200.6 million at September 30, 1998. The increase is the result of the Company increasing its liquidity position.

LOANS. The following table shows the composition of the Company's loan portfolio as of September 30, 1998 and June 30, 1998.


LOANS OUTSTANDING
-----------------
(IN THOUSANDS)
                                                                     SEPTEMBER 30,          JUNE 30,
                                                                         1998                 1998
                                                                     -------------         ----------
Real estate mortgage loans
 First mortgage loans
    Conventional                                                      $ 64,600              $71,343
    Construction                                                        14,483               16,110
    Commercial                                                          19,908               20,753
    Multifamily loans                                                    6,783                5,742
    First mortgage real estate loans purchased                           2,589                2,704

 Commercial loans - other than secured by real estate                    9,353               11,568
 Consumer and home equity loans                                         33,235               31,512
                                                                      --------             --------
       Total loans                                                     150,951              159,732
                                                                      ========             ========

Total assets                                                          $200,592             $197,046
                                                                      ========             ========
Total loans to total assets                                               75.3%                81.1%
                                                                      ========             ========

Total loans decreased by $8.8 million or 5.5% to $150.9 million at September 30, 1998, compared to June 30, 1998. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products. The Company continues to sell current production of 1-4 family loans in fiscal 1999, recording the gain or loss and using the proceeds to fund new products. As a result of historically low market interest rates, payoffs of conventional real estate mortgage loans decreased the portfolio by $6.7 million from June 30, 1998 to September 30, 1998.

Construction loans decreased by $1.6 million at September 30, 1998 from June 30, 1998 to $14.4 million at September 30, 1998. Construction loans at September 30, 1998 includes $11.5 million of multifamily loans.

Consumer and home equity loans increased $1.7 million since June 30, 1998 as the Company has originated an increasing volume of automobile loans. The Company participates in an arrangement in which the majority of these loans are originated on behalf of another organization.

The Company's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, hedge funds, or for highly leveraged transactions.

NON-PERFORMING LOANS. The Company discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. When a loan reaches a ninety day or more past due status, the asset is generally repossessed or sold, if applicable, or the foreclosure process is started and the loan is moved to other real estate owned to be sold. A loan could be placed in a nonaccrual status sooner than ninety days, if management knows the customer has abandoned the collateral and has no intention of paying. At this point, the loan would go into non-accrual status and the Company would start the repossession or foreclosure process. Typically, when a loan goes to nonaccrual status, the accrued interest is reversed from income, unless strong evidence exists that the value of the collateral would support the collection of interest in a foreclosure situation. Nonaccrual loans are returned to an accrual status when in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest.


NON-PERFORMING LOANS
--------------------
(IN THOUSANDS)
                                                              SEPTEMBER 30,        JUNE 30,
                                                                  1998               1998
                                                              -------------       ----------
Nonaccrual loans
 Multifamily                                                     $4,188             $461
 Mortgage                                                           158
                                                                 ------
Subtotal                                                         $4,346

Restructured
 Consumer                                                            74

90 days or more past due
 Consumer                                                            47               86
 Commercial                                                         352               26
                                                                 ------             ----
Subtotal                                                            399              112
                                                                 ------             ----

 Total                                                           $4,819              573
                                                                 ======             ====

Percent of total loans                                             3.19%            0.36%
                                                                 ======             ====

Non-performing loans were 3.19% of total loans at September 30, 1998, as compared to .11% of total loans at September 30, 1997 and consisted primarily of one large multifamily loan. This loan was previously a classified letter of credit, with a specific reserve of $895,000. This letter of credit was called upon during the first quarter of fiscal 1999 and is currently classified as a non accrual loan. The Company is in the foreclosure process on this loan at this time. The remaining multifamily affordable housing loans, for which specific reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. The ability of the permanent multifamily loans to remain performing is in part due to general partner advances made by the Company to support cash flow deficits encountered by the affordable housing projects. The majority of these general partner advances were charged off in fiscal 1998. Classified assets of the Company $55.0 million compared to $57.6 million at June 30, 1998. Classified savings bank assets were 280.56% of savings bank capital and reserves at September 30, 1998.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AND LETTER OF CREDIT VALUATION ALLOWANCE

The Company establishes its provision for loan losses and evaluates the adequacy of the allowance for loan losses based on management evaluation of its loan and letter of credit portfolio and changes in loan and letter of credit activity. Such evaluation, which includes a review of all loans and letters of credit for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loss experience, the composition of the portfolios and other factors that warrant recognition in providing for an adequate loan loss allowance and letter of credit valuation allowance. This evaluation is performed on a monthly basis and is designed to ensure that all relevant matters affecting collectibility will consistently identified in a detailed review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowances and related provisions. The amounts actually reported in each period will vary with the outcome of this detailed review.

At September 30, 1998 the Company had impaired loans totaling $13.5 million. The allowance for losses on such impaired loans totaled $1,897,000 and is included in the Company's allowance for loan losses at September 30, 1998. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses for the three months ended September 30, 1998 and the year ended June 30, 1998:

ALLOWANCE FOR LOAN LOSSES
-------------------------
(IN THOUSANDS)                                       SEPTEMBER 30,               JUNE 30,
                                                         1998                      1998
                                                     -------------               --------
Allowance for loan losses
Balance at July 1,                                      $3,049                    $1,781
Loan charge-offs:
 Real estate mortgage                                                                 15
 Multifamily                                                                       3,089
 Commercial                                                 14
 Consumer                                                   64                       195
                                                        ------                    ------
    Total loan charge-offs                                  78                     3,299
Loan recoveries:
 Real estate mortgage                                       15
 Consumer                                                    4                        24
                                                        ------                    ------
    Total loan recoveries                                   19                        24
Net charge-offs                                             59                     3,275
Provision for loan losses                                   75                     4,543
Transfer from letter of credit valuation allowance         895
                                                        ------                    ------
Allowance for loan losses
 at end of period                                       $3,960                    $3,049
                                                        ======                    ======

Ratio of net charge-offs to
 average loans outstanding
 during the period                                        0.15%                     1.18%
Ratio of provision for loan losses
 to average loans outstanding
 during the period                                        0.05%                     2.52%
Ratio of allowance for loan
 losses total loans outstanding
 at end of period                                         2.62%                     1.91%

Average amount of loans
 outstanding for the period                            155,603                   180,530
Amount of loans
 outstanding at end of period                         $150,951                  $159,732

The allowance for loan losses was $3.0 million at June 30, 1998 and $4.0 million at September 30, 1998, and $1.9 million at September 30, 1997. Net loan charge-offs were $59,000 or .15% of average loans for the three month ended September 30, 1998 compared to $217,000 or .11% of average loans in September 1997. As discussed previously the Company increased the provision for loan losses during fiscal 1998 primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that the Company is currently managing. The Company has loans and letters of credit securing loans to these projects and also has other loans and letters of credit outstanding that relate to other multifamily developments, most of which are outside the Company's geographic market.

The Company has also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998 and is currently $5.9 million at September 30, 1998. The decrease is associated with the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses. The $895,000 was a specific reserve for this letter of credit which was funded by the Company, and is included in loans on the balance sheet during the first quarter of fiscal 1999. The loan, as was the letter of credit, is considered a classified asset. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $48.2 million at September 30, 1998. Specific reserves for letters of credit totaled 14.05% of outstanding letters of credit at September 30, 1998. Classified loans and letters of credit to total loans and letters of credit were 26.5% at September 30, 1998 and .11% at September 30, 1997. The Company has paid on one letter of credit ("LOC") totaling $6.7 million to third parties due to the non-performance of the credit. The Company has classified this credit, net of cash collateral as a nonaccrual loan as of September 30, 1998. Management is not aware of any additional LOC's to be called. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan portfolio as of September 30, 1998.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of September 30, 1998, the investment portfolio represented 4.7% of the Company's assets compared to 5.0% at June 30, 1998, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At September 30, 1998, the entire investment portfolio was classified as available for sale. The net unrealized gain at September 30, 1998 was $29,000, which was comprised of gross gains of $11,000, gross losses of $59,000, and a tax benefit of $19,000. The decrease of $12,000 from June 30, 1998 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                         SEPTEMBER 30,            JUNE 30,
                                                             1998                   1998
                                                         -------------            --------
                                                                    (IN THOUSANDS)
Securities available for sale:
    U.S. Treasury securities                                $1,001                 $1,001
    Federal agencies securities                              3,003                  2,985
    Federal Home Loan Mortgage Corporation
        mortgage-backed securities                           1,651                  1,779
    Federal National Mortgage Association
        mortgage-backed securities                           1,825                  1,945
    Government National Mortgage Association
        mortgage-backed securities                           1,964                  2,144
                                                            ------                 ------

        Total securities available for sale                 $9,444                 $9,854
                                                            ======                 ======

The Savings Bank's total investment securities portfolio decreased by $410,000 at September 30, 1998, from June 30, 1998. The Savings Bank receives payments of principal and interest on its mortgage-backed securities on a monthly basis. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

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

Average deposits decreased by $11.6 million during the first three months of fiscal 1999. Most of the decreases were due to certificates of deposit acquired through agents, and retail certificates of deposit which decreased $7.5 million and $3.8 million to $35.0 million and $81.9 million, respectively at September 30, 1998. Demand accounts and money market accounts decreased $268,000 and $212,000, respectively. NOW accounts decreased $358,000, offset by an increase in savings accounts of $496,000.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the three months ended September 30, 1998 and for the year ended June 30, 1998.

                                                   THREE MONTHS ENDED             YEAR ENDED
                                                   SEPTEMBER 30, 1998           JUNE 30, 1998
                                                   ------------------           -------------
                                                   AVERAGE                  AVERAGE
                                                   BALANCE       RATE       BALANCE         RATE
                                                   -------       ----       -------         ----
                                                               (DOLLARS IN THOUSANDS)
Average Deposits
    Demand                                        $  4,961                 $  5,229
    Now accounts                                    21,853       3.97%       22,211         4.24%
    Money market accounts                            2,815       2.71         3,027         2.71
    Savings accounts                                 5,309       2.52         4,813         2.83
    Certificates of deposit                         81,938       5.84        85,699         5.80
    Agent-acquired certificates of deposit          34,954       6.02        42,443         6.26
                                                  --------                 --------
        Total                                     $151,830       5.25%     $163,422         5.38%
                                                  ========                 ========

FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM DEBT. The following table summarizes the Company's borrowings as of September 30, 1998, and June 30, 1998.

                                                                        SEPTEMBER 30,           JUNE 30,
                                                                            1998                  1998
                                                                        -------------           --------
                                                                                   (IN THOUSANDS)
Note payable, 7.43% adjusted annually, payable $16
    per month, including interest, due April 1, 2009,
    secured by specific multifamily mortgages                             $ 2,203               $ 2,210
Note payable, 8.75% adjusted annually, payable $8
    per month, including interest, due September 14, 2010,
    secured by specific multifamily mortgages                                 995                   996
Note payable, 8.75% adjusted annually, payable $12
    per month, including interest, due September 22, 2010,
    secured by specific multifamily mortgages                               1,526                 1,529
Junior subordinated notes, 9 1/8%, interest paid
    semi-annually, due April 30, 2001, unsecured                            1,476                 1,476
Junior subordinated notes, 9 1/4% interest paid
    semi-annually, due January 31, 2002 unsecured                           1,494                 1,494
Senior subordinated notes, 10%, interest paid semi-
    annually, due June 1, 2005, unsecured                                   7,000                 7,000
Federal Home Loan Bank advances due at various dates
    through 2002                                                           14,192                14,783
                                                                          -------               -------
    Total                                                                 $28,886               $29,488
                                                                          =======               =======

Borrowings decreased $602,000 to $28.9 million at September 30, 1998. Borrowings have been reduced during fiscal 1998 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. This allows the Company to use the proceeds from the sale of loans to fund new loan originations and ease the need for additional borrowings. The decrease is due primarily to the maturity of FHLB advances. The Company, thus far, has been in a position to allow the FHLB advance to mature and not replace it. Alternate funding sources were provided by loan sales and payoffs, retail deposits, and public funds. However, when prudent, the Company may utilize FHLB advances as an option again.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 6.96% at September 30, 1998, compared to 6.31% at June 30, 1998, due primarily to a reduction in the Savings Bank's asset size. The Company issued stock in exchange for a general partnership interest in a Company-financed multifamily housing development. This issuance of stock, along with a decrease in the unrealized loss on available for sale investments, and net income for the period, increased book value. The Company's book value per share at September 30, 1998 was $2.53, compared to $2.40 at June 30, 1998.

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

At September 30, 1998, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                             (Dollars in Thousands)

                                             Required
                   Amount       Percent       Amount       Percent     Excess
                  -----------------------------------------------------------
Core              $13,426        6.96%        $5,787        3.0%       $7,638
Tangible          $13,426        6.96%        $2,894        1.5%      $10,532
Risk-based        $20,372        12.31%       $13,245       8.0%       $7,128

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At September 30, 1998 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 6.96%.

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

The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At September 30, 1998 and September 30, 1997, the Bank is categorized as well capitalized and met all subject capital adequacy requirements at those dates; however, the Savings Bank's primary regulatory agency, the OTS, notified the Savings Bank verbally in August 1998 that its capital needs to be increased, primarily based on asset quality concerns raised during its examination.

The Company plans to evaluate alternatives and pursue opportunities to raise additional capital in 1999 with the purpose of improving its capital ratios.

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 23.75% on September 30, 1998, up from 6.70% on June 30, 1998. The liquidity ratio has increased because of commercial lending restrictions and the payoffs of commercial and conventional mortgage loans. Management believes that this level of liquidity is appropriate while it attempts to reduce the risk profile of the loan portfolio. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

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


ITEM 2  CHANGES IN SECURITIES:
        ----------------------
        Not applicable.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES:
        --------------------------------
        Not applicable.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
       ----------------------------------------------------
       On November 30, 1998 at 9:00 AM, at the Company's principal executive offices at 18 N.W. Fourth Street, Evansville, Indiana, the Annual meeting of Shareholders will be held in order to vote on two matters.


ITEM 5  OTHER INFORMATION:
        ------------------
        None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------
        a.     The following exhibit is submitted herewith:
               27 Financial Data Schedule

        b.     Reports on Form 8-K
               No reports were filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIDELITY FEDERAL BANCORP



Date: NOVEMBER 12, 1998                By:     /s/  M. BRIAN DAVIS
      ----------------------------             ---------------------
                                               M. Brian Davis
                                               President and CEO



                                        By:    /s/  DONALD R. NEEL
                                               ---------------------
                                               Donald R. Neel,
                                               Executive Vice President,
                                               CFO and Treasurer
                                               (Principal Financial Officer)

                                 Exhibit Index


Reg. S-K

Exhibit No.                   Description of Exhibit                Page
-------------------------------------------------------------------------
   27                         Financial Data Schedule                22