Form 10-Q
period 1998-12-31
FIDELITY FEDERAL BANCORP
filed 1999-02-11
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1998

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

                                YES  X   NO
                                    ---     ---
As of February 10, 1999, there were 3,147,664 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 28.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                     Index

                                                                          Page

PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet.............................................   3

   Consolidated statement of income.......................................   4

   Consolidated statement of stockholders' equity.........................   5

   Consolidated statement of cash flows...................................   6

   Notes to consolidated financial statements.............................   7

  ITEM 2--Management's Discussion and Analysis of Results of Operations and Financial Condition

      Results of Operations ..............................................  12

      Financial Condition.................................................  17

      Capital Resources and Capital Requirements..........................  23

      Liquidity...........................................................  25


PART II - OTHER INFORMATION...............................................  26

SIGNATURES................................................................  27

EXHIBIT INDEX.............................................................  28

ITEM 1 - FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                                        DECEMBER 31,            JUNE 30,
                                                                            1998                  1998
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                  $   1,120             $   1,683
Short-term interest-bearing deposits                                         8,840                 6,260
Federal funds sold                                                          20,000
                                                                         ---------             ---------
Total cash and cash equivalents                                             29,960                 7,943

Interest-bearing deposits                                                                              6
Investment securities available for sale                                    13,119                 9,854
Loans                                                                      136,658               159,732
Allowance for loan losses                                                   (3,931)               (3,049)
                                                                         ---------             ---------
    Net loans                                                              132,727               156,683
Premises and equipment                                                       5,703                 5,846
Federal Home Loan Bank of Indianapolis stock                                 3,920                 3,920
Income tax receivable                                                        3,168                 6,690
Other assets                                                                 5,724                 6,104
                                                                         ---------             ---------
       Total assets                                                       $194,321              $197,046
                                                                         =========             =========

LIABILITIES
Deposits
    Non-interest bearing                                                 $   6,279             $   4,760
    Interest-bearing                                                       144,368               144,179
                                                                         ---------             ---------
       Total deposits                                                      150,647               148,939
Short-term borrowings                                                          135                 2,531
FHLB advances and other long-term debt                                      28,213                29,488
Advances by borrowers for taxes and insurance                                  412                   426
Letter of credit valuation allowance                                         5,883                 6,778
Other liabilities                                                              995                 1,369
                                                                         ---------             ---------
    Total liabilities                                                      186,285               189,531

STOCKHOLDERS' EQUITY
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
     Issued Outstanding - 3,147,664 and 3,127,208 shares                     3,148                 3,127
Capital surplus                                                             10,869                10,799
Stock warrants                                                                  11                    11
Retained earnings, (deficit)                                                (5,944)               (6,380)
Accumulated other comprehensive loss-net unrealized losses
    on investment securities available for sale                                (48)                  (42)
                                                                         ---------             ---------
       Total stockholders' equity                                            8,036                 7,515
                                                                         ---------             ---------

Total liabilities and stockholders' equity                               $ 194,321             $ 197,046
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

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                           1998         1997            1998         1997
                                                          ------       ------          ------       ------
INTEREST INCOME
    Loans receivable                                      $3,215       $4,081          $6,696       $8,608
    Investment securities                                    129          167             270          375
    Federal funds sold                                        11           41              11           70
    Interest-bearing deposits                                275           86             457          127
    Other interest and dividend income                        79           78             158          160
                                                          ------       ------           -----        -----
       Total interest income                               3,709        4,453           7,592        9,340
                                                          ------       ------           -----        -----

INTEREST EXPENSE
    Deposits                                               1,983        2,352           3,992        4,886
    Federal Home Loan Bank advances                          231          321             475          681
    Other interest expense                                   342          384             707          775
                                                          ------       ------           -----        -----
       Total interest expense                              2,556        3,057           5,174        6,342
                                                          ------       ------           -----        -----

NET INTEREST INCOME                                        1,153        1,396           2,418        2,998
    Provision for loan losses                                 75           90             150          225
                                                          ------       ------           -----        -----
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,078        1,306           2,268        2,773
                                                          ------       ------           -----        -----

NON-INTEREST INCOME
    Management fees                                           60           75             154          182
    Service charges on deposit accounts                      114          126             233          241
    Net gains on sale of
       Investment securities                                               74                           74
       Real estate loans                                     115           48             223          110
       Premises and equipment                                                              23
    Letter of credit fees                                    146          183             291          377
    Agent fee income                                         158          165             325          384
    Loan participation fees                                               197                          197
    Other income                                             145          106             384          259
                                                          ------       ------           -----        -----
       Total non-interest income                             738          974           1,633        1,824
                                                          ------       ------           -----        -----

NON-INTEREST EXPENSE
    Salaries and employee benefits                           865          888           1,752        1,727
    Net occupancy expense                                    104          109             209          222
    Equipment expense                                         74           89             150          177
    Data processing expense                                  103          100             192          189
    Deposit insurance expense                                 72           45             106           60
    Legal and professional fees                              107           61             177          131
    Advertising                                               51           51             102          103
    Other expense                                            412          354             941          737
                                                          ------       ------           -----        -----
       Total non-interest expense                          1,788        1,697           3,629        3,346
                                                          ------       ------           -----        -----

INCOME BEFORE INCOME TAX                                      28          583             272        1,251
    Income tax expense                                      (73)          175           (165)          334
                                                          ------       ------           -----        -----
NET INCOME                                                $  101       $  408           $ 437        $ 917
                                                          ======       ======           =====        =====

PER SHARE:
    Basic net income                                      $ 0.03       $ 0.13           $0.14        $0.33
    Diluted net income                                      0.03         0.13            0.14         0.32
WEIGHTED AVERAGE SHARES OUTSTANDING                    3,147,664    3,128,730       3,138,769    2,879,671

See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            DECEMBER 31,                     DECEMBER 31,
                                                         1998         1997                1998          1997
                                                        ------       ------              ------        ------
BEGINNING BALANCES                                      $7,954        $14,381            $7,515       $12,936
Comprehensive income:
    Net income                                             101            408               437           917
    Other comprehensive income                             (19)           (64)               (6)          (10)
                                                        ------        -------            ------       -------
       Comprehensive income                                 82            344               431           907
Cash dividends                                                           (324)                           (624)
Issuance of stock                                                                            90
Purchase of treasury stock                                                (10)                            (10)
Exercise of stock warrants                                              1,311                           2,493
                                                        ------        -------            ------       -------
BALANCES, DECEMBER 31                                   $8,036        $15,702            $8,036       $15,702
                                                        ======        =======            ======       =======

See notes to consolidated condensed financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                              1998                  1997
                                                                              ----                  ----
OPERATING ACTIVITIES
    Net income                                                              $    437              $   917
    Adjustments to reconcile net income to net cash provided
       by operating activities:
    Provision for loan losses                                                    150                  225
    Investment securities gains                                                                       (74)
    (Gain) loss on sale of premises and equipment                                (23)                  (1)
    Depreciation                                                                 202                  228
    Investment securities amortization (accretion), net                           11                   19
    Amortization of net loan origination fees and points                         (38)                 (33)
    Changes in:
       Interest receivable and other assets                                    3,901                  720
       Interest payable and other liabilities                                   (213)                 285
                                                                            --------              -------
Net cash provided by operating activities                                      4,427                2,286
                                                                            --------              -------

INVESTING ACTIVITIES
    Purchases of investments securities available for sale                    (5,191)
    Proceeds from maturities of investment securities available for sale       1,905                1,590
    Proceeds from sale of investment securities available for sale                                  3,379
    Net changes in loans                                                      22,950               27,295
    Purchases of premises and equipment                                          (72)                 (83)
    Proceeds from sale of premises and equipment                                  35
    Net changes in interest bearing deposits                                       6
                                                                            --------              -------
Net cash provided by investing activities                                     19,633               32,181
                                                                            --------              -------

FINANCING ACTIVITIES
    Net change in:
       Noninterest-bearing, interest being demand and
         savings deposits                                                        260              (20,052)
       Certificates of deposit                                                 1,448                  (24)
       Short-term borrowings                                                  (2,396)              (2,651)
    Repayment of FHLB advances and other long-term debt                       (1,275)              (4,387)
    Net change in advances by borrowers for taxes and insurance                  (14)                (214)
    Purchase of common stock                                                                          (10)
    Cash dividends                                                              (156)                (549)
    Proceeds from exercise of stock warrants                                                        2,493
    Issuance of stock                                                             90
                                                                            --------              -------
Net cash provided (used) by financing activities                              (2,043)             (25,394)
                                                                            --------              -------
Net change in Cash and Cash Equivalents                                       22,017                9,073
Cash and Cash Equivalents, beginning of period                                 7,943                3,506
                                                                            --------              -------
Cash and Cash Equivalents, end of period                                     $29,960              $12,579
                                                                            ========              =======

Additional Cash Flows and Supplementary information
    Cash paid for income taxes, net of refunds                                                    $   425
    Cash paid for interest                                                  $  5,279                6,401

See notes to consolidated financial statements.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

o        ACCOUNTING POLICIES

The significant accounting policies followed by Fidelity Federal Bancorp (the "Company") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

o        NET INCOME PER SHARE

Basic and diluted earnings per share have been computed based on the weighted average number of shares outstanding during the periods. Common stock options and warrants are included in weighted average shares to the extent they are dilutive. The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS) "Earnings per Share" for fiscal 1998. All prior periods' earnings per share have been restated for SFAS 128.

                                         For the Six Months                            For the Six Months
                                           Ended 12/31/98                                Ended 12/31/97
                               Income         Shares        Per-Share        Income          Shares     Per-Share
                             (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)  Amount
BASIC EPS
Income available to
  common stockholders          $437,477       3,138,769        $0.14         $916,661       2,787,879    $0.33

EFFECT OF DILUTIVE SECURITIES
Options*                                                                                       25,293
Warrants*                                                                                      66,499

DILUTED EPS
Income available to common
stockholders plus assumed      ------------------------                      ------------------------
conversions                    $437,477       3,138,769        $0.14         $916,661       2,879,671     $0.32
                               ================================================================================

*Note: The Company has 133,546 options, 27,753 warrants outstanding which, would have an antidilutive effect on earnings per share in the current year. As such they are not included in the earnings per share calculation in accordance with FAS 128.

                                        For the Three Months                         For the Three Months
                                           Ended 12/31/98                                Ended 12/31/97
                               Income         Shares        Per-Share        Income          Shares     Per-Share
                             (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)  Amount
BASIC EPS
Income available to
  common stockholders          $101,518       3,147,664        $0.03         $407,823       3,085,075    $0.13

EFFECT OF DILUTIVE SECURITIES
Options*                                                                                       28,040
Warrants*                                                                                      15,615

DILUTED EPS
Income available to common
stockholders plus assumed      ------------------------                      ------------------------
  conversions                  $101,518       3,147,664        $0.03         $407,823       3,128,730     $0.13
                               ================================================================================

*Note: The Company has 133,546 options, 27,753 warrants outstanding which, would have an antidilutive effect on earnings per share in the current year. As such they are not included in the earnings per share calculation in accordance with FAS 128.

Options to purchase 133,546 shares of common stock at an average price of $8.07 and warrants of 27,753 shares at an average price of $7.15 were outstanding during fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 55,113 shares of common stock at an average price of $10.42 were outstanding during fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

o        STOCKHOLDERS' EQUITY

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

In connection with the Company's second debt and equity rights offering completed January 31, 1995, the Company has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At December 31, 1998, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with the Company's first debt and equity rights offering completed on April 30, 1994, the Company has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At December 31, 1998, a total of 397,218 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

o        CASH DIVIDEND

The Company's dividend policy is to pay cash or distribute stock dividends when the Board of Directors deems it to be appropriate, taking into account the Company's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. The Company's primary source of income is dividends from its thrift subsidiary, United Fidelity Bank, fsb ("Savings Bank"). The Savings Bank has entered into a Supervisory Agreement ("Agreement") with the Office of Thrift Supervision ("OTS"), the primary federal regulator for the Savings Bank. One of the provisions of the Agreement restricts the payments of dividends from the Savings Bank to the Company without prior written OTS approval. When necessary, the OTS in the past, has permitted dividends to assist the Company in meeting interest payments on its outstanding debt, however there can be no assurance of these actions going forward. Refer to "Other Restrictions" below. The Company is uncertain when it will pay dividends in the future to its shareholders, and the amount of such dividends, if any.

o        COMPANY SUBSIDIARIES

United Fidelity Bank, fsb, Village Securities Corporation and Village Affordable Housing Corporation are three subsidiaries of the Company. The Savings Bank is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Securities Corporation began operations July 1, 1997, by providing customers with discount brokerage services for stocks and bonds. Village Affordable Housing Corporation was formed during the third quarter of fiscal 1998 for the purpose of holding interests in real estate housing, and has acquired an interest in one partnership. Village Securities ceased operations on December 31, 1998, in an effort to focus on the profitable segments of the Company.

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

The Company reevaluated its business plan in fiscal 1997. As a result, Village Community Development Corporation reduced its activities significantly, discontinued activities in fiscal 1998 and was subsequently merged into Village Housing Corporation during the second quarter of fiscal 1999. The Company continues to review the profitability of the subsidiaries to determine its future impact on the Company's business plans. Village Capital Corporation continues to receive consulting fees for its services in assisting unaffiliated borrowers obtain financing. Village Housing Corporation and Village Management Corporation continue to be fully operational.

o        NEW ACCOUNTING STANDARD

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

o        OTHER RESTRICTIONS

The Company's subsidiary, United Fidelity Bank, has entered into a Supervisory Agreement with the Office of Thrift Supervision ("OTS") on February 3, 1999. The Supervisory Agreement follows the most recent examination of the Bank by the OTS during the Bank's fiscal 1998 fourth quarter. The agreement is in effect until terminated, modified or suspended, in writing, by the OTS. As previously reported and in response to such examination, the Bank voluntarily had already begun taking action to respond to some of the OTS criticisms in the examination and some of the requirements of the Supervisory Agreement. In entering into the supervisory Agreement, the Bank did not admit or deny any violations of law or regulations and/or unsafe or unsound practices.

Under the terms of the Supervisory Agreement, the Bank must develop and submit to the OTS for approval a strategic plan which includes, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three year period; concentration limits for all assets; a plan for reducing the Bank's concentration of high risk assets; review of infrastructure, staffing and expertise with respect to each area of the Bank's operations; and capital planning.

In addition, the Bank must, among other things, take other specified actions within specified time frames. These actions include, among others: the development of a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient reserves in the allowance for loan and lease losses; reporting quarterly, to the OTS, relating to classified assets and workout plans, restriction of its growth in total assets to an amount not in excess of an amount equal to the net interest credited on deposit liabilities without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 25% of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address the operation and risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of a fully staffed and functioning internal audit department and independent loan review process.

The Bank is also prohibited from taking certain actions, including, among others: investing in, purchasing, or committing to make or purchase any additional commercial loans or commercial real estate loans; requesting permission from the OTS to engage in additional commercial loan activity until the Bank has hired an experienced loan staff and credit analyst; refinancing or extending classified or criticized commercial loans without the prior approval of the OTS; engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to the Company; making any additional equity investments; developing any real estate without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; engaging in any new activities not included in the to-be developed strategic plan; and, refinancing or extending any non-classified or criticized commercial loan if additional funds are extended.

The Bank is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer. The Bank is also prohibited, without prior OTS approval, from entering into any contract with any executive officer or director which would require a "golden parachute" payment and from increasing the executive benefit package in an amount in excess of the annual cost of living. The Bank is also required to develop a plan to reduce employee turnover, build an experience staff, and provide for management succession.

Management of the Bank had already begun taking, or refraining from taking, some of the actions requested by the OTS and that the Bank expects to stay in compliance with the terms of the Supervisory Agreement. In this respect, the Bank has already ceased making commercial loans; increased its allowance for loan and lease losses; restricted it's growth; begun the process of divesting its real estate held for development; engaged an independent vendor to provide loan review services; ceased making additional equity investments; and ceased developing real estate.

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

                                                                  SIX MONTHS ENDED                YEAR ENDED
                                                          DECEMBER 31,         DECEMBER 31,         JUNE 30,
                                                              1998                 1997               1998
                                                             ------               ------             ------
    Net income (loss)                                         $437                 $917             $(6,794)
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses)
         arising during period, net of tax                      (6)                 (55)                (59)
    Less: adjustment for gains realized in
       net income, net of tax                                                        45                  48
                                                              ----                 ----             -------
    Net unrealized gains (losses)                               (6)                 (10)                (11)

Other comprehensive income                                    $431                 $907             $(6,805)
                                                              ====                 ====             =======

o        SEGMENT INFORMATION

The Company operates principally in two industries, banking and real estate development and management. Through the Savings Bank, the Company offers traditional banking products, such as checking, savings, and certificates of deposit, as well as mortgage, consumer, and commercial loans. Through the Affordable Housing Group, the Company is or has been involved in various aspects of developing, building, renting and managing affordable housing projects.

Operating profit is total revenue less operating expenses. In computing operating profit, income taxes have been deducted.

Identified assets are principally those used in each segment. Real estate development and management activities conducted by the Company are not asset intensive. The assets in this segment primarily include cash received in the form of fees and land that was acquired with the intent of its use in future developments.

Presented below is condensed financial information relating to the Company's business segments:

(IN THOUSANDS)                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                                   1998          1997            1998           1997
                                                ----------   -----------     -----------     ----------
REVENUE:
  Banking                                       $    4,268   $     5,235     $     8,851     $   10,750
  Real estate development and management               179           192             374            414
                                                ----------   -----------     -----------     ----------
    Total consolidated                          $    4,447   $     5,427     $     9,225     $   11,164
                                                ==========   ===========     ===========     ==========

OPERATING PROFIT:
  Banking                                       $      117   $       446     $       584     $      980
  Real estate development and management               (16)          (38)           (147)           (63)
                                                ----------   -----------     -----------     ----------
  Total consolidated                            $      101   $       408     $       437     $      917
                                                ==========   ===========     ===========     ==========

IDENTIFIABLE ASSETS:
  Banking                                       $  189,950   $   203,929     $   189,950     $  203,929
  Real estate development and management             4,371        11,892           4,371         11,892
                                                ----------   -----------     -----------     ----------
  Total consolidated                            $  194,321    $  215,821      $  194,321     $  215,821
                                                ==========    ==========      ==========     ==========

DEPRECIATION AND AMORTIZATION:
  Banking                                       $       95    $      107      $      196     $      218
  Real estate development and management                 3             5               6             10
                                                ----------   -----------     -----------     ----------
  Total consolidated                            $       98    $      112      $      202     $      228
                                                ==========    ==========      ==========     ==========

CAPITAL EXPENDITURES:
  Banking                                       $       50   $        15     $        71     $       81
  Real estate development and management                 3             2               1              2
                                                ----------   -----------     -----------     ----------
  Total consolidated                            $       53   $        17     $        72     $       83
                                                ==========   ===========     ===========     ==========

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

o        RESULTS OF OPERATIONS

The net income for the three months ended December 31, 1998 was $101,000, compared to net income of $408,000 for the same period last year. Basic and diluted net income per share was $.03 per share for the three months ended December 31, 1998, compared to $.13 per share in 1997. The net income for the six months ended was $437,000 compared to a net income of $917,000 for the same period last year. Basic and diluted net income per share for the six months ended December 31, 1998 was $0.14 per share compared to a basic and diluted net income per share of $0.33 and $0.32 respectively, for the same period last year. Interest income decreased $1.7 million from the prior year primarily due to a decrease in higher yielding multifamily and commercial real estate loans. Interest expense decreased approximately $1.2 million due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, the Company's assets have decreased $21.5 million from December 31, 1997 to $194.3 million at December 31, 1998. Non-interest income for the six months ended December 31, 1998, decreased $191,000 over the six months ended December 31, 1997 primarily due to a decrease in gains on sales of loans, investments and a decrease in participation fees. Non-interest expense increased slightly to $3.6 million compared to $3.3 million for the six months ended December 31, 1997.

NET INTEREST INCOME. Net interest income, the Company's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated the Company's interest rate-sensitive assets and liabilities. Net interest income for the three months ended December 31, 1998, was $1,153,000 compared to $1,396,000 for the three month period ending December 31, 1997, a decrease of $243,000. Net interest income for the six months ended December 31, 1998 was $2.4 million compared to $3.0 million a year ago, a decrease of $581,000. These decreases are primarily attributable to a decrease in earning assets and interest bearing liabilities.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by the Company. The reduction in net interest income in Fiscal 1999 was primarily due to a decrease in average earning assets of $35.5 million, which was offset by a decrease in average interest-bearing liabilities of $34.6 million. For the three months ended December 31, 1998 interest income was $3.7 million compared to $4.5 million for the three months December 31, 1997, a decrease of approximately $744,000 or about 16.7%. Interest expense for the three months ended December 31, 1998 was $2.6 million compared to $3.1 million for the three months ended December 31, 1997, a decrease of approximately $501,000 or 16.4%. Interest income for the six months ended December 31, 1998 was $7.6 million compared to $9.3 million for the same period last year, a decrease of approximately $1.7 million or 8.3%. The reduction in average earning assets was attributable to a significant number of multifamily and commercial loan payoffs, as well as payoffs on conventional real estate mortgage loans. The average balance of agent-acquired certificates of deposit, having an average yield of 6.30% for the six months ended December 31, 1997, was reduced from $52.0 million to $34.9 million. The average yield decreased to 6.02% for the six months ended December 31, 1998. The net interest margin for the three months ended December 31, 1998 decreased to 2.53% from 2.79% at June 30, 1998 and 2.63% at December 31, 1997. The net interest margin for the six months ended December 31, 1998 decreased to 2.64% from 2.79% at

June 30, 1998 and 2.75% at December 31, 1997. The decrease in the margin was affected by the decrease in higher yielding multifamily construction and commercial real estate loans.

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

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than 12% risk-based capital ratio are required to file the OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Savings Bank is required to file a CMR since it does not meet the risk-based capital requirement as of December 31, 1998. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, at September 30, 1998 and December 31, 1997, is an analysis performed by the OTS of the Savings Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At September 30, 1998 and December 31, 1997, 2% of the present value of the Savings Bank's assets was approximately $3.9 million and $4.2 million. Because the interest rate risk of a 200 basis point increase was $1.4 million at September 30, 1998 and $1.8 million at December 31, 1997, the Savings Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The decrease in interest rate risk from 1998 to 1997 is due to an improved match of expected cash flows from assets and liabilities.

                                   INTEREST RATE RISK AS OF SEPTEMBER 30, 1998

                                                                                      NPV AS PERCENT OF PRESENT
                                        NET PORTFOLIO VALUE                                OF ASSETS VALUE
                                           (IN THOUSANDS)
       CHANGE              DOLLAR              DOLLAR           PERCENTAGE
      IN RATES             AMOUNT              CHANGE             CHANGE               NPV               CHANGE
      +400 bp              $ 9,901            $(1,682)              (15)%              5.34%             - 60 bp
      +300 bp               10,811               (772)               (7)               5.75              - 19 bp
      +200 bp               11,559                (23)                0                6.06                12 bp
      +100 bp               11,888                306                 3                6.15                22 bp
         0 bp               11,582                                                     5.94
      -100 bp               10,797               (786)               (7)               5.50              - 44 bp
      -200 bp               10,143             (1,440)              (12)               5.12              - 82 bp
      -300 bp                9,659             (1,924)              (17)               4.83             - 111 bp
      -400 bp                9,172             (2,410)              (21)               4.54             - 140 bp

                                   INTEREST RATE RISK AS OF DECEMBER 31, 1997

                                                                                      NPV AS PERCENT OF PRESENT
                                        NET PORTFOLIO VALUE                                OF ASSETS VALUE
                                           (IN THOUSANDS)
       CHANGE              DOLLAR              DOLLAR           PERCENTAGE
      IN RATES             AMOUNT              CHANGE             CHANGE               NPV               CHANGE
      +400 bp              $13,588            $(3,215)               (19)%              6.79%            - 112 bp
      +300 bp               14,780             (2,022)               (12)               7.27              - 64 bp
      +200 bp               15,821               (982)                (6)               7.66              - 25 bp
      +100 bp               16,586               (217)                (1)               7.91                 0 bp
         0 bp               16,803                                                      7.92
      -100 bp               16,407               (396)                (2)               7.65              - 27 bp
      -200 bp               15,009              (1,794)              (11)               6.95              - 97 bp
      -300 bp               13,385              (3,418)              (20)               6.15             - 176 bp
      -400 bp               11,910              (4,893)              (29)               5.43             - 249 bp

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

NON-INTEREST INCOME. Non-interest income for the quarter ended December 31, 1998, was $738,000 compared to $974,000 for the same period in 1997, a decrease of $236,000. Non-interest income for the six months ended December 31, 1998, was $1.6 million compared to $1.8 million for the same period in 1997, a decrease of $191,000.

NON-INTEREST INCOME
-------------------
(IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                           DECEMBER 31,              INCREASE
                                                                      1998             1997         (DECREASE)
                                                                      ----             ----         ----------
Management fees                                                       $ 154           $ 182           $ (28)
Letter of credit fees                                                   291             377             (86)
Service charges on deposit accounts                                     233             241              (8)
Net gain on sale of loans                                                83              34              49
Net gain on sale of investments                                                          74             (74)
Net gain on sale of fixed assets                                         23                              23
Loan servicing fees                                                     107              30              77
Release fees                                                             52              44               8
Participation fees                                                                      197            (197)
Agent fee income                                                        325             384             (59)
Servicing fees on loans sold                                             40              62             (22)
Other                                                                   325             199             126
                                                                     ------          ------          ------
 Total non-interest income                                           $1,633          $1,824          $ (191)
                                                                     ======          ======          ======

The Company has recorded no Section 42 real estate development fees over the past year. Fee income from management activities decreased to $154,000 for the six months ended December 31, 1998 compared to $182,000 for the six months ended December 31, 1997. The decrease is primarily due to a reduction in fees collected on partnerships for which Village Housing Corporation is the general partner.

Letter of credit fees were $291,000 for the six months ended December 31, 1998 as compared to $377,000 for the six months ended December 31, 1997. Outstanding standby letters of credit at December 31, 1998 were $47.8 million as compared to $55.3 million at December 31, 1997. The decrease in fee income is partially due to the reduction in letters of credit outstanding.

Service charges on deposit accounts decreased $8,000 to $233,000 for the six months ended December 31, 1998 as compared to $241,000 in 1997. The net gain on sale of single-family loans increased $49,000 for the six months ended December 31, 1998 compared to the same period in 1997. The Company has emphasized growth in this area and has added originators to increase volume. The increase in mortgage loan volume also accounted for the $77,000 increase in loan servicing fees. Servicing fees on loans sold decreased $22,000 due to a decrease in the number of mortgage loans being serviced by the Company compared to the prior year. Participation fees decreased $197,000 from prior year due to the Company arranging a participation for a large multifamily loan customer last year. Other income increased $127,000 over the six months ended December 31, 1997 due to increased fees earned on a multifamily loan of $22,000, income of $58,000 relating to repayment of expenses incurred in connection with a payoff on a multifamily loan, leasing fees of $10,000, and title fee income of $39,000. Title fee income increased over the prior year primarily due to increased mortgage loan volume.

The Company participated in an arrangement in which automobile loans are originated on behalf of another organization during the first six months of fiscal 1999. Agent fee income, which represents the Company's earned fee from these transactions, decreased $59,000 for the six months ended December 31, 1998 compared to the same period last year. This decrease was primarily due to an increase in factory financing incentives offered by the auto makers, which compete directly for financing. The Company does not believe that these incentives will continue to be offered. In January 1999, the head of United Fidelity's consumer loan division and key members of the consumer loan division staff left United Fidelity to accept employment with a competitor of United Fidelity. In the consumer lending division, the Company had participated in an arrangement in which automobile loans were originated on behalf of another organization. Agent fee income, which represents the Company's earned fee from these transactions, increased in 1998 to $650,000, as compared to $452,000 in 1997 and $47,000 in 1996. Because this consumer loan business of United Fidelity has historically been dependent upon the relationships of these individuals, United Fidelity has been unable to continue to compete in this market segment. As such, United Fidelity's monthly revenue from consumer loans has been reduced to approximately zero. United Fidelity is actively engaged in searching for qualified individuals to staff its consumer loan division, but there can be no assurances that such individuals will be hired or what volume of business such individuals will generate. In addition, United Fidelity must obtain OTS approval in order to hire such individuals.

PROVISION FOR LOAN LOSSES

The Company makes provisions for possible loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb possible losses in the loan portfolios. The provision for loan losses for the current quarter decreased $15,000 compared to the quarter ended December 31, 1997. The provision for loan losses for the six months ended December 31, 1998 was $150,000 compared to $225,000 in the prior year a decrease of $75,000. The ratio of non-performing loans to the allowance for loan losses was 30.1% at December 31, 1998 compared to 39.0% at December 31, 1997.

The decrease in the provision for loan losses in fiscal 1999 is the result of the Company providing $4.5 million in the provision for loan losses last year. As previously noted, during the fourth quarter of fiscal 1998, the OTS performed an examination of the Bank and the Company. The methodology used by the OTS to compute the allowance for loan losses and to establish reserves for letters of credit in connection with the Section 42 projects was different than the one previously used by the Company to compute these estimates. The methodology which was used by the OTS and accepted by management considered only recent cash flows and then used those cash flows to determine the level of debt service, given certain assumptions, the individual affordable housing projects could support. This information was then used to determine whether charge-offs of the loans, equity investments or general partner loans were required and to compute specific reserves for the remainder of those assets, as well as for the related letters of credit. A letter of credit valuation allowance of $6.8 million was also recorded in fiscal 1998.

NON-INTEREST EXPENSE. Non-interest expense for the quarter ended December 31, 1998, was $1,788,000 compared to $1,697,000 for the same period in 1997, an increase of $91,000, or 5.4%. Non-interest expense for the six months ended December 31, 1998, was $3.6 million compared to $3.3 million for the same period in 1997, an increase of $.3 million.

NON-INTEREST EXPENSE
--------------------
(IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                           DECEMBER 31,              INCREASE
                                                                      1998             1997         (DECREASE)
                                                                      ----             ----         ----------
Salaries and employee benefits                                       $1,752          $1,727           $  25
Legal and professional                                                  177             131              46
Occupancy expense                                                       209             222             (13)
Equipment expense                                                       150             177             (27)
Data processing expense                                                 192             189               3
Advertising                                                             102             103              (1)
Deposit insurance                                                       106              60              46
Correspondent bank charges                                               78              80              (2)
Printing and supplies                                                    59              49              10
Loss on investment                                                      164              51             113
Telephone                                                                34              38              (4)
Postage                                                                  51              35              16
Insurance & surety bond premium                                          42              57             (15)
Travel and lodging                                                       19              25              (6)
Miscellaneous operating expense                                          74               6              68
Other operating expense                                                 420             396              24
                                                                     ------          ------            ----
 Total non-interest expense                                          $3,629          $3,346            $283
                                                                     ======          ======            ====

Salaries and employee benefits increased $25,000 for the six months ended December 31, 1998, compared to the same period last year. Salaries increased primarily due to an increase in incentives in the mortgage loan area as a result of increased originations over the prior year and some staffing increases at the Bank's subsidiaries. Occupancy and equipment expenses decreased by $13,000 and $27,000 respectively, compared to the prior year as management continues to closely monitor expenses. Deposit insurance increased $46,000 from the prior year, due to an increase in the Savings Bank's risk classification over the prior year. The Company has written down the investment in various developments by $164,000 compared to $51,000 in the prior year. These writedowns are partially offset by tax credits received for the investments in these Section 42 investments. Miscellaneous operating expense increased $68,000 as compared to the previous year due primarily to the expiration of a $50,000 land option that was not exercised. Other operating expense increased $24,000 over the prior year primarily due to an $18,000 increase in appraisal and other expenses associated with the Company's efforts in refinancing several of the partnerships.

INCOME TAX EXPENSE. Income tax expense decreased $499,000 for the six months ended December 31, 1998, compared to the same period in 1997, due to tax credits totaling $266,000 associated with the Company's Section 42 investments and a decrease in taxable income. Some of the benefits of these credits are partially offset by additional write downs on the Company's Section 42 investments, which are included in the above table under the caption "Loss on investment".

YEAR 2000
The Company has completed an assessment of its computer systems and identified those systems that it believes could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. The Company, in addition to completing its assessment and plan, is currently testing its internal mission critical hardware systems to determine if they are Year 2000 compliant. Internal testing is scheduled to be completed by March 31, 1999. While the Company has exposure to several risks related to Year 2000, the primary risk is the potential inability to correctly process and record customer loan and deposit transactions.

The Company is now on schedule with regard to requirements that have been established for the banking industry by the Federal Financial Institution Examination Council ("FFIEC"). Theses standards require that a series of procedures be performed by financial institutions within established timeframes to reduce the risk of noncompliance with the Year 2000 issue. Specifically, the Company has developed a testing plan and a customer-based risk management plan. While the Company believes that it will continue to meet all of the FFIEC requirements, it cannot guarantee that the systems of other companies on which the Company's systems rely will be timely converted and not have a material effect on the Company.

The Company has completed a contingency plan in the event its internal systems, or the systems of those material vendors on which it is reliant on, would not be complaint with Year 2000 requirements. The Company has begun testing the contingency plan and modifying the contingency plan when appropriate, based on test results.

The Company has accrued a total of $106,000 in Year 2000 related costs at December 31, 1998, a portion of which have been paid. The amounts that have been paid to date were to provide assistance to the Company with the initial assessment and formulation of the plan to ensure compliance with Year 2000, equipment to assist in the testing process and replacement of non-compliant personal computers and equipment. At December 31, 1998, the Company has completed its assessment of the expected total cost of performing necessary procedures or purchasing equipment that is compliant with Year 2000. The Company is anticipating costs of approximately $250,000 to ensure Year 2000 compliance.

The Company outsources a significant portion of its data processing to an outside provider. A worst case scenario for the Company would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave the Company in a position where it could not correctly process and record customer loan and deposit transactions. The Company has reviewed a substantial portion of the data processing provider's test scripts and results. At this date, no material problems have come to the Company's attention with respect to test results.

The Company is currently assessing the potential impact of Year 2000 on its commercial lending customers, but believes that the impact, in terms of potential credit exposure, would not be material. The majority of the Company's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technologically intensive.

The Company cannot provide any assurance that the effect of Year 2000 will not be material to the Company's financial position or operating results.

FINANCIAL CONDITION

Total assets decreased by $2.7 million from June 30, 1998, to approximately $194.3 million at December 31, 1998. The decrease is the result of the Company increasing its liquidity position.

LOANS. The following table shows the composition of the Company's loan portfolio as of December 31, 1998 and June 30, 1998.

LOANS OUTSTANDING
-----------------
(IN THOUSANDS)

                                                                    DECEMBER 31,                  JUNE 30,
                                                                        1998                        1998
                                                                        ----                        ----
Real estate mortgage loans
 First mortgage loans
    Conventional                                                      $ 57,799                    $ 71,343
    Construction                                                         9,559                      16,110
    Commercial                                                          19,114                      20,753
    Multifamily                                                          6,771                       5,742
    First mortgage real estate loans purchased                           2,360                       2,704

 Commercial loans - other than secured by real estate                    7,715                      11,568
 Consumer and home equity loans                                         33,340                      31,512
                                                                      --------                    --------
       Total loans                                                    $136,658                    $159,732
                                                                      ========                    ========

Total assets                                                          $194,321                    $197,046
                                                                      ========                    ========
Total loans to total assets                                              70.3%                     81.1%
                                                                      ========                    ========

Total loans decreased by $23.1 million or 14.4% to $136.7 million at December 31, 1998, compared to June 30, 1998. The Savings Bank is continually offering new and competitive first mortgage and multifamily loan products. The Company continues to sell current production of 1-4 family loans in fiscal 1999, recording the gain or loss and using the proceeds to fund new products. As a result of historically low market interest rates, payoffs of conventional real estate mortgage loans decreased the portfolio by $13.5 million from June 30, 1998 to December 31, 1998.

Construction loans decreased by $6.6 million at December 31, 1998 from June 30, 1998 to $9.6 million at December 31, 1998. Construction loans at December 31, 1998 includes $6.7 million of multifamily loans.

Consumer and home equity loans increased $1.8 million since June 30, 1998 as the Company has originated an increasing volume of automobile loans. The Company participates in an arrangement in which the majority of these loans are originated on behalf of another organization. As previously mentioned in the "non-interest income" discussion, the Company has ceased operations in this market segment at this time.

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

NON-PERFORMING LOANS
--------------------
(IN THOUSANDS)

                                                               DECEMBER 31,       JUNE 30,
                                                                   1998             1998
                                                                   ----             ----
NONACCRUAL LOANS:
 Multifamily                                                     $  449
 Mortgage                                                            59             $ 461
                                                                 ------             -----
SUBTOTAL                                                            508               461

RESTRUCTURED:
 Consumer                                                            59

90 DAYS OR MORE PAST DUE:
 Consumer                                                           118                86
 Commercial                                                         498                26
                                                                 ------             -----
SUBTOTAL                                                            616               112
                                                                 ------             -----

 TOTAL                                                           $1,183             $ 573
                                                                 ======             =====

PERCENT OF TOTAL LOANS                                             0.87%             0.36%
                                                                 ======             =====

Non-performing loans were .87% of total loans at December 31, 1998, as compared to .39% of total loans at December 31, 1997 and consisted primarily of commercial and multifamily loans. The previously reported large multifamily loan in the September 30, 1998, Form 10-Q, of $4.2 million with a specific reserve of $895,000 paid off in full during the quarter. The specific reserve associated with this loan was reallocated among the loan categories while the Company continues addressing its remaining classified and criticized assets. The remaining multifamily affordable housing loans, for which specific reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. In the past the ability of the permanent multifamily loans to remain performing has been in part due to general partner advances made by the Company to support cash flow deficits encountered by the affordable housing projects. Currently these properties are cashflowing and no general partner advances have been necessary, however there is no assurance that general partner advances will not be necessary in the future to support cash flow deficits. The majority of these general partner advances were charged off in fiscal 1998. Classified and criticized assets of the Company totaled $50.6 million compared to $57.6 million at June 30, 1998. Classified and criticized assets were 283.6% of Company's capital and reserves at December 31, 1998.

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

Impaired loans are those, in the opinion of management that are considered substandard or doubtful. At December 31, 1998 the Company had impaired loans totaling $15.3 million. The allowance for losses on such impaired loans totaled $1.7 million and is included in the Company's allowance for loan losses at December 31, 1998. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses for the six months ended December 31, 1998 and the year ended June 30, 1998:

ALLOWANCE FOR LOAN LOSSES
-------------------------
(IN THOUSANDS)                                       DECEMBER 31,                            JUNE 30,
                                                         1998                                  1998
                                                         ----                                  ----
Allowance for loan losses
Balance at July 1,                                    $  3,049                               $  1,781
Loan charge-offs:
 Real estate mortgage                                                                              15
 Multifamily                                                                                    3,089
 Commercial                                                 14
 Consumer                                                  181                                    195
                                                      --------                               --------
    Total loan charge-offs                                 195                                  3,299

Loan recoveries:
 Real estate mortgage                                       15
Commercial                                                   1
 Consumer                                                   16                                     24
                                                      --------                               --------
    Total loan recoveries                                   32                                     24

Net charge-offs                                            163                                  3,275
Provision for loan losses                                  150                                  4,543
Transfer from letter of credit
 valuation allowance                                       895
                                                      --------                               --------
Allowance for loan losses
 at end of period                                     $  3,931                               $  3,049
                                                      ========                               ========

Ratio of net charge-offs to
 average loans outstanding
 during the period                                        0.44%                                  1.18%
Ratio of provision for loan losses                                              `
 to average loans outstanding
 during the period                                        0.20%                                  2.52%
Ratio of allowance for loan
 losses total loans outstanding
 at end of period                                         2.88%                                  1.91%

Average amount of loans
 outstanding for the period                            150,825                                180,530
Amount of loans
 outstanding at end of period                         $136,658                               $159,732

The allowance for loan losses was $3.0 million at June 30, 1998 and $4.0 million at December 31, 1998, and $1.8 million at December 31, 1997. Net loan charge-offs were $163,000 or .44% of average loans for the six month ended December 31, 1998 compared to $212,000 or .22% of average loans in December 1997. A letter of credit was called upon during the first quarter of fiscal 1999 and was classified as a non-accrual loan upon conversion along with its specific reserve. This loan was previously classified as a substandard letter of credit, with a specific letter of credit reserve of $895,000. The loan was paid off in full during the second quarter of fiscal 1999 and the Company reallocated the $895,000 specific reserve in the allowance for loan losses, while the Company continues working out the remaining classified assets. As discussed previously, the Company increased the provision for loan losses during fiscal 1998 primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that the Company is currently managing. The Company has loans and letters of credit securing loans to these projects and also has other loans and letters of credit outstanding that relate to other multifamily developments, most of which are outside the Company's geographic market.

The Company has also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998, the balance of which is $5.9 million at December 31, 1998. The decrease is associated with the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses that is discussed in the preceding paragraph. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $47.7 million at December 31, 1998. Specific reserves for letters of credit totaled 12.30% of outstanding letters of credit at December 31, 1998. Classified loans and letters of credit to total loans and letters of credit were 26.4% at December 31, 1998 and 5.0% at December 31, 1997. Management is not aware of any additional LOC's to be called and funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan portfolio as of December 31, 1998.

INVESTMENT SECURITIES. The Savings Bank's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of December 31, 1998, the investment portfolio represented 6.8% of the Company's assets compared to 5.0% at June 30, 1998, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of the Company, to provide the liquidity necessary to meet day to day funding needs, cyclical and long-term changes in the mix of our assets and liabilities, and to provide for diversification of risk and management of interest rate and economic risk. At December 31, 1998, the entire investment portfolio was classified as available for sale. The net unrealized gain at December 31, 1998 was $48,000, which was comprised of gross gains of $3,000, gross losses of $83,000, and a tax benefit of $32,000. The decrease of $6,000 from June 30, 1998 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of the Savings Bank's securities available for sale as of the dates indicated.

                                                                DECEMBER 31,             JUNE 30,
                                                                   1998                    1998
                                                                   ----                    ----
                                                                         (IN THOUSANDS)
Securities available for sale:
    U.S. Treasury securities                                                             $ 1,001
    Federal agencies securities                                   $ 3,001                  2,985
    Federal Home Loan Mortgage Corporation
        mortgage-backed securities                                  1,458                  1,779
    Federal National Mortgage Association
        mortgage-backed securities                                  1,694                  1,945
    Government National Mortgage Association
        mortgage-backed securities                                  6,967                  2,144
                                                                  -------                -------

        Total securities available for sale                       $13,119                $ 9,854
                                                                  =======                =======

The Savings Bank's total investment securities portfolio increased by $3.3 million at December 31, 1998, from June 30, 1998. The Savings Bank purchased $5.2 million in GNMA mortgage backed securities, which carry a 0% risk weight, during fiscal 1999. There was a maturity of a $1.0 million agency bond. The remaining decreases are monthly payments of principal and interest on its mortgage-backed securities. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

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

Average deposits decreased by $11.5 million during the first six months of fiscal 1999. Most of the decreases were due to certificates of deposit acquired through agents, and retail certificates of deposit which decreased $7.5 million and $3 million to $34.9 million and $82.7 million, respectively at December 31, 1998. Demand accounts and money market accounts decreased $119,000 and $263,000, respectively. NOW accounts decreased $997,000, which was partially offset by an increase in savings accounts of $306,000.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the six months ended December 31, 1998 and for the year ended June 30, 1998.

                                                               THREE MONTHS ENDED                 YEAR ENDED
                                                               DECEMBER 31, 1998                 JUNE 30, 1998
                                                               ------------------                -------------
                                                             AVERAGE                       AVERAGE
                                                             BALANCE        RATE           BALANCE         RATE
                                                             --------       ----           -------         ----
                                                                             (DOLLARS IN THOUSANDS)
Average Deposits
    Demand                                                   $  5,210                      $  5,229
    Now accounts                                               21,214        3.74%           22,211        4.24%
    Money market accounts                                       2,764        2.56             3,027        2.71
    Savings accounts                                            5,119        2.42             4,813        2.83
    Certificates of deposit                                    82,719        5.83            85,699        5.80
    Agent-acquired certificates of deposit                     34,946        6.02            42,443        6.26
                                                             --------                      --------
        Total                                                $151,972        5.21%         $163,422        5.38%
                                                             ========                      ========

FEDERAL HOME LOAN BANK ADVANCES AND OTHER LONG-TERM DEBT. The following table summarizes the Company's borrowings as of December 31, 1998, and June 30, 1998.

                                                                        DECEMBER 31,           JUNE 30,
                                                                           1998                  1998
                                                                           ----                  ----
                                                                                  (IN THOUSANDS)
Notepayable, 7.43% adjusted annually, payable $16 per month, including interest, due April 1, 2009,
    secured by specific multifamily mortgages                              $2,197                $2,210
Note payable, 8.75% adjusted annually, payable $8
    per month, including interest, due September 14, 2010,
    secured by specific multifamily mortgages                                 995                   996
Note payable, 8.75% adjusted annually, payable $12
    per month, including interest, due September 22, 2010,
    secured by specific multifamily mortgages                               1,523                 1,529
Junior subordinated notes, 9 1/8%, interest paid
    semi-annually, due April 30, 2001, unsecured                            1,476                 1,476
Junior subordinated notes, 9 1/4% interest paid
    semi-annually, due January 31, 2002 unsecured                           1,494                 1,494
Senior subordinated notes, 10%, interest paid semi-
    annually, due June 1, 2005, unsecured                                   7,000                 7,000
Federal Home Loan Bank advances due at various dates
    through 2002                                                           13,528                14,783
                                                                          -------               -------
    Total                                                                 $28,213               $29,488
                                                                          =======               =======

Borrowings decreased $1.3 million to $28.2 million at December 31, 1998. Borrowings have been reduced during fiscal 1998 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. This allows the Company to use the proceeds from the sale of loans to fund new loan originations and ease the need for additional borrowings. The decrease is due primarily to the maturity of FHLB advances. The Company, thus far, has been in a position to allow the FHLB advance to mature and not replace it. Alternate funding sources were provided by loan sales and payoffs, retail deposits, and public funds. However, when prudent, the Company may utilize FHLB advances as an option again.

CAPITAL RESOURCES AND CAPITAL REQUIREMENTS

The ratio of stockholders' equity to total assets for the Savings Bank, was 7.22% at December 31, 1998, compared to 6.31% at June 30, 1998, due primarily to a reduction in the Savings Bank's asset size. The Company issued stock in exchange for a general partnership interest in a Company-financed multifamily housing development. This issuance of stock, and net income for the period increased the book value, while an increase in the unrealized loss on available for sale investments decreased the ratio. The Company's book value per share at December 31, 1998 was $2.55, compared to $2.40 at June 30, 1998.

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

At December 31, 1998, actual and required minimum levels of regulatory capital for the Savings Bank were as follows:

                                                    (Dollars in Thousands)
                                                              Required
                            Amount           Percent           Amount        Percent        Excess
                           ------------------------------------------------------------------------
Core                       $13,511             7.22%           $5,617          3.0%         $7,894
Tangible                   $13,511             7.22%           $2,808          1.5%        $10,703
Risk-based                 $20,332            13.16%          $12,364          8.0%         $7,968

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At December 31, 1998 the Savings Bank had a core capital leverage ratio (as defined in the proposal) of 7.22%.

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

The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At December 31, 1998 and December 31, 1997, the Bank was categorized as well capitalized and met all subject capital adequacy requirements at those dates; however, the Savings Bank's primary regulatory agency, the OTS, has notified the Savings Bank in October 1998 that its capital position is not adequate and needs to be substantially improved. Since October the Company's capital has increased from 10.79% to 13.16% through the shrinkage of assets leaving a higher risk weighting or investing in lower risk weighted assets.

The Company plans to evaluate alternatives and pursue opportunities to raise additional capital in 1999 with the purpose of improving its capital ratios.

LIQUIDITY

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. The Savings Bank liquidity ratio was 24.79% on December 31, 1998, up from 6.70% on June 30, 1998. The liquidity ratio has increased because of payoffs of commercial and conventional mortgage loans. Management believes that this level of liquidity is appropriate while it attempts to reduce the risk profile of the loan portfolio. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

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

        Matter 1 was to elect three directors to the Board of Directors to serve for the ensuing term of three years and until their successors are duly elected and qualified. The vote tabulation for the election of William Baugh was 2,544,878 for and 293,081 shares against. For Bruce A. Cordingley the vote tabulation was 2,579,165 for, and 269,409 against. For M. Brian Davis the vote tabulation was 2,582,310 for, and 267,312 against.

        The following directors term continued after the meeting, Jack Cunningham, Robert F. Doerter, Curt J. Angermeier, Barry A. Schnakenburg and Donald R. Neel.

        Matter 2 was the ratification of the appointment of the auditor of the Company. The vote tabulation for Olive, LLP was 2,573,176 for, 241,447 shares against, and 20,451 shares abstained.

ITEM 5  OTHER INFORMATION:
        ------------------
        None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------
        a.     The following exhibit is submitted herewith:
               27 Financial Data Schedule

        b.     Reports on Form 8-K

               A Form 8-K was filed on February 8, 1999.

               The Company released that the Board of Directors of United Fidelity Bank, a wholly owned subsidiary of Fidelity Federal Bancorp entered into a Supervisory Agreement with the Office of Thrift Supervision on February 3, 1999. A copy of the press release was included in the filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIDELITY FEDERAL BANCORP

Date: FEBRUARY  11, 1999                 By: /s/  M. BRIAN DAVIS
      ------------------                    --------------------------
                                            M. Brian Davis
                                            President and CEO

                                         By: /s/  DONALD R. NEEL
                                            --------------------------
                                            Donald R. Neel,
                                            Executive Vice President, CFO
                                            and Treasurer
                                            (Principal Financial Officer)

                                 Exhibit Index

Reg. S-K

Exhibit No.                             Description of Exhibit           Page
-----------------------------------------------------------------------------
   27                                   Financial Data Schedule          29