Form 10-Q
period 1999-03-31
FIDELITY FEDERAL BANCORP
filed 1999-05-18
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1999



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


                                    YES X  NO
                                       ---    ---
As of May 6, 1999, there were 3,147,662 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 27.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                    Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet.......................................   3

   Consolidated statement of income.................................   4

   Consolidated statement of stockholders' equity...................   5

   Consolidated statement of cash flows.............................   6

   Notes to consolidated financial statements.......................   7

  ITEM 2--Management's Discussion and Analysis of Results of
          Operations and Financial Condition

      Results of Operations ........................................  11

      Financial Condition...........................................  17

      Capital Resources and Capital Requirements....................  23

      Liquidity.....................................................  24


PART II - OTHER INFORMATION.........................................  25

SIGNATURES..........................................................  26

EXHIBIT INDEX.......................................................  27

                         Item 1 - Financial Statements
                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                           Consolidated Balance Sheet
                     (In thousands, except for share data)
                                  (Unaudited)

                                                             March 31,     June 30,
                                                               1999         1998
                                                             ----------   ----------
Assets
Cash and due from banks                                      $   1,764    $   1,683
Short-term interest-bearing deposits                            22,537        6,260
                                                             ---------    ---------
Total cash and cash equivalents                                 24,301        7,943

Interest-bearing deposits                                                         6
Investment securities available for sale                        22,155        9,854
Loans                                                          123,504      159,732
Allowance for loan losses                                       (3,481)      (3,049)
                                                             ---------    ---------
    Net loans                                                  120,023      156,683
Premises and equipment                                           5,658        5,846
Federal Home Loan Bank of Indianapolis stock                     3,920        3,920
Income tax receivable                                            3,611        6,690
Other assets                                                     5,572        6,104
                                                             ---------    ---------
       Total assets                                          $ 185,240    $ 197,046
                                                             =========    =========

Liabilities
Deposits
    Non-interest bearing                                     $   6,807    $   4,760
    Interest-bearing                                           134,697      144,179
                                                             ---------    ---------
       Total deposits                                          141,504      148,939
Short-term borrowings                                               25        2,531
FHLB advances and other long-term debt                          26,878       29,488
Advances by borrowers for taxes and insurance                      629          426
Letter of credit valuation allowance                             5,918        6,778
Other liabilities                                                2,187        1,369
                                                             ---------    ---------
    Total liabilities                                          177,141      189,531

Stockholders' Equity
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
     Issued Outstanding - 3,147,662 and 3,127,208 shares         3,148        3,127
Capital surplus                                                 10,869       10,799
Stock warrants                                                      11           11
Retained earnings, (deficit)                                    (5,809)      (6,380)
Accumulated other comprehensive loss-net unrealized losses
    on investment securities available for sale                   (120)         (42)
                                                             ---------    ---------
       Total stockholders' equity                                8,099        7,515
                                                             ---------    ---------

Total liabilities and stockholders' equity                   $ 185,240    $ 197,046
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

                            Fidelity Federal Bancorp
                                and Subsidiaries
                        Consolidated Statement of Income
                      (In thousands, except for share data)
                                   (Unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                       March 31,                       March 31,
                                                                 1999              1998         1999            1998
                                                                 ----              ----         ----            ----
Interest Income
    Loans receivable                                          $     2,723    $     3,679    $     9,418    $    12,288
    Investment securities                                             259            145            529            520
    Federal funds sold                                                 14              5             25             75
    Interest-bearing deposits                                         290             86            747            213
    Other interest and dividend income                                 77             78            236            238
                                                              -----------    -----------    -----------    -----------
       Total interest income                                        3,363          3,993         10,955         13,334
                                                              -----------    -----------    -----------    -----------

Interest Expense
    Deposits                                                        1,817          2,023          5,808          6,909
    Federal Home Loan Bank advances                                   207            302            682            983
    Other interest expense                                            340            375          1,048          1,150
                                                              -----------    -----------    -----------    -----------
       Total interest expense                                       2,364          2,700          7,538          9,042
                                                              -----------    -----------    -----------    -----------

Net interest income                                                   999          1,293          3,417          4,292
    Provision for loan losses                                        (404)         4,298           (254)         4,523
                                                              -----------    -----------    -----------    -----------
Net interest income after provision for loan losses                 1,403         (3,005)         3,671           (231)
                                                              -----------    -----------    -----------    -----------

Non-interest income
    Management fees                                                    55             83            208            265
    Service charges on deposit accounts                               105             79            338            320
    Net gains on sale of
       Investment securities                                                           5                            79
       Real estate loans                                               89              8            312             42
       Premises and equipment                                                                        23
    Letter of credit fees                                             146            152            437            529
    Agent fee income                                                    7            126            333            510
    Loan participation fees                                                                                        197
    Other income                                                      169            137            553            472
                                                              -----------    -----------    -----------    -----------
       Total non-interest income                                      571            590          2,204          2,414
                                                              -----------    -----------    -----------    -----------

Non-interest expense
    Salaries and employee benefits                                    865            842          2,617          2,570
    Net occupancy expense                                              83            120            293            342
    Equipment expense                                                  68             87            218            264
    Data processing expense                                           105            125            297            314
    Deposit insurance expense                                          72             42            178            102
    Legal and professional fees                                        86             96            263            227
    Advertising                                                        47             56            149            158
    Letter of credit valuation provision                               35          6,778             35          6,778
    Writedown of affordable housing partnership investments                        1,478                         1,478
    Affordable housing group activities                                              715                           715
    Other expense                                                     513            731          1,453          1,469
                                                              -----------    -----------    -----------    -----------
       Total non-interest expense                                   1,874         11,070          5,503         14,417
                                                              -----------    -----------    -----------    -----------

Income before income tax                                              100        (13,485)           372        (12,234)
    Income tax expense                                                (35)        (5,363)          (200)        (5,029)
                                                              -----------    -----------    -----------    -----------
Net Income                                                    $       135    $    (8,122)   $       572    $    (7,205)
                                                              ===========    ===========    ===========    ===========

Per share:
    Basic net income                                          $      0.04    $     (2.60)   $      0.18    $     (2.49)
    Diluted net income                                               0.04          (2.60)          0.18          (2.49)
Weighted average shares outstanding                             3,147,663      3,127,240      3,141,691      2,899,348

See notes to consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                  (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                       March 31,                March 31,
                                   1999       1998          1999        1998
                                 --------------------    ---------------------
Beginning Balances               $  8,036    $ 15,702    $  7,515    $ 12,936
Comprehensive income:
    Net income                        135      (8,122)        572      (7,205)
    Other comprehensive income        (72)         12         (78)          2
                                 --------    --------    --------    --------
       Comprehensive income            63      (8,110)        494      (7,203)
Cash dividends                                   (314)                   (938)
Issuance of stock                                              90
Purchase of treasury stock                         (5)                    (15)
Exercise of stock warrants                                              2,493
                                 --------    --------    --------    --------

Balances, March 31               $  8,099    $  7,273    $  8,099    $  7,273
                                 ========    ========    ========    ========

See notes to consolidated condensed financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                    Nine Months ended
                                                                         March 31,
                                                                     1999       1998
                                                                     ----       ----
Operating Activities
Net cash provided by operating activities                            4,347       3,144
                                                                  --------    --------

Investing Activities
    Purchases of securities available for sale                     (18,205)     (1,906)
    Proceeds from maturities of securities available for sale        5,753       1,909
    Proceeds from sale of securities available for sale                          3,379
    Net change in loans                                             36,966      38,487
    Purchases of premises and equipment                               (134)       (145)
    Proceeds from sale of premises and equipment                        40
    Net changes in interest bearing deposits                             6
                                                                  --------    --------
Net cash provided by investing activities                           24,426      41,724
                                                                  --------    --------

Financing Activities
    Net change in:
       Noninterest-bearing, interest being demand and
         savings deposits                                             (437)    (35,077)
       Certificates of deposit                                      (6,998)        (38)
       Short-term borrowings                                        (2,506)     (2,777)
    Repayment of FHLB advances and other long-term debt             (2,610)     (4,710)
    Net change in advances by borrowers for taxes and insurance        202          21
    Purchase of common stock                                                       (15)
    Cash dividends                                                    (156)       (873)
    Proceeds from exercise of stock warrants                                     2,493
    Issuance of stock                                                   90
                                                                  --------    --------
Net cash used by financing activities                              (12,415)    (40,976)
                                                                  --------    --------

Net change in Cash and Cash Equivalents                             16,358       3,892
Cash and Cash Equivalents, beginning of period                       7,943       3,506
                                                                  --------    --------
Cash and Cash Equivalents, end of period                          $ 24,301    $  7,398
                                                                  ========    ========

Additional Cash Flows and Supplementary information
    Cash paid for income taxes, net of refunds                                $    625
    Cash paid for interest                                        $  5,279       8,403

See notes to consolidated financial statements

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity Federal") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

o        Stockholders' Equity

On September 22, 1997, Fidelity Federal filed a Schedule 13E4 with the SEC regarding a warrant tender offer to holders of its 1994 and 1995 warrants. The offer and withdrawal rights expired on October 31, 1997. Fidelity Federal decreased the exercise price, upon the terms and subject to the conditions set forth in the Letter of Transmittal, to $3.70 for the 1994 Warrants and $4.04 for the 1995 Warrants. The proceeds from the exercise of the warrants under this offer totaled $2.5 million.

In connection with Fidelity Federal's second debt and equity rights offering completed January 31, 1995, Fidelity Federal has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At March 31, 1999, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with Fidelity Federal's first debt and equity rights offering completed on April 30, 1994, Fidelity Federal has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At March 31, of the shares originally reserved had been issued and 18,282 remained reserved and unissued. 1999, a total of 397,218

o        Cash Dividend

Fidelity Federal's dividend policy is to pay cash or distribute stock dividends when the Board of Directors deems it to be appropriate, taking into account Fidelity Federal's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. Fidelity Federal's primary source of income is dividends from its thrift subsidiary, United Fidelity Bank, fsb ("United Fidelity"). United Fidelity has entered into a Supervisory Agreement ("Agreement") with the OTS. One of the provisions of the Agreement restricts the payments of dividends from United Fidelity to Fidelity Federal without prior written OTS approval. When necessary, the OTS has permitted dividends to assist Fidelity Federal in meeting interest payments on its outstanding debt, however there can be no assurance of these actions going forward. Refer to "Other Restrictions" below. Fidelity Federal is uncertain when it will pay dividends in the future to its shareholders, and the amount of such dividends, if any.

o        Company Subsidiaries

United Fidelity, and Village Affordable Housing Corporation are two subsidiaries of Fidelity Federal. United Fidelity is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Affordable Housing Corporation was formed during the third quarter of fiscal 1998 for the purpose of holding interests in real estate housing, and is currently inactive. Village Securities Corporation began operations July 1, 1997, by providing customers with discount brokerage services for stocks and bonds. Village Securities ceased operations on December 31, 1998.

United Fidelity's subsidiaries, Village Housing Corporation, Village Management Corporation and previously Village Community Development Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. Village Capital Corporation has earned fees by providing real estate mortgage banking services to unaffiliated borrowers since 1994. Another subsidiary of United Fidelity, Village Insurance Corporation, is engaged in the business of selling various insurance products.

Fidelity Federal reevaluated its business plan in fiscal 1997. As a result, Village Community Development Corporation reduced its activities significantly, discontinued activities in fiscal 1998. Its assets and liabilities were subsequently merged into Village Housing Corporation during the second quarter of fiscal 1999. Fidelity Federal continues to review the profitability of the remaining subsidiaries to determine its future impact on the Company's business plan. Representatives of Village Capital Corporation will broker loans as opportunities arise. Village Housing Corporation and Village Management Corporation continue to be fully operational.

o        New Accounting Standard

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 will be effective for Fidelity Federal beginning in fiscal 2000. The adoption of this statement is not expected to have a material impact on Fidelity Federal's financial condition or results of operations.

o        Other Restrictions

United Fidelity, has entered into a Supervisory Agreement with the OTS on February 3, 1999. The Supervisory Agreement follows the most recent examination of United Fidelity by the OTS during the Bank's fiscal 1998 fourth quarter. The agreement is in effect until terminated, modified or suspended, in writing, by the OTS. As previously reported and in response to such examination, United Fidelity voluntarily had already begun taking action to respond to some of the OTS criticisms in the examination and some of the requirements of the Supervisory Agreement. In entering into the supervisory Agreement, United Fidelity did not admit or deny any violations of law or regulations and/or unsafe or unsound practices.

Under the terms of the Supervisory Agreement, United Fidelity must develop and submit to the OTS for approval a strategic plan which includes, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three year period; concentration limits for all assets; a plan for reducing United Fidelity's concentration of high risk assets; review of infrastructure, staffing and expertise with respect to each area of the Bank's operations; and capital planning. The strategic plan has been submitted, and is currently under OTS review.

In addition, United Fidelity must, among other things, take other specified actions within specified time frames. These actions include, among others: the development of a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient reserves in the allowance for loan and lease losses; reporting quarterly, to the OTS, relating to classified assets and workout plans, restriction of its growth in total assets to an amount not in excess of an amount equal to the net interest credited on deposit liabilities without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 25% of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address the operation and risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of a fully staffed and functioning internal audit department and independent loan review process.

United Fidelity is also prohibited from taking certain actions, including, among others: investing in, purchasing, or committing to make or purchase any additional commercial loans or commercial real estate loans; requesting permission from the OTS to engage in additional commercial loan activity until United Fidelity has hired an experienced loan staff and credit analyst; refinancing or extending classified or criticized commercial loans without the prior approval of the OTS; engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity Federal; making any additional equity investments; developing any real estate without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; engaging in any new activities not included in the to-be developed strategic plan; and, refinancing or extending any non-classified or criticized commercial loan if additional funds are extended.

United Fidelity is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer. United Fidelity is also prohibited, without prior OTS approval, from entering into any contract with any executive officer or director which would require a "golden parachute" payment and from increasing the executive benefit package in an amount in excess of the annual cost of living. United Fidelity is also required to develop a plan to reduce employee turnover, build an experience staff, and provide for management succession.

Management of United Fidelity had already begun taking, or refraining from taking, some of the actions requested by the OTS. United Fidelity expects to stay in compliance with the terms of the Supervisory Agreement. In this respect, United Fidelity has already ceased making commercial loans; increased its allowance for loan and lease losses; restricted its growth; begun the process of divesting its real estate held for development; engaged an independent vendor to provide loan review services; ceased making additional equity investments; and ceased developing real estate. As of March 31,1999 United Fidelity was in full compliance with the OTS restrictions.

Comprehensive Income
Fidelity Federal adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", effective July 1, 1998. The statement was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income, which includes net income and all other non-owner changes in equity during the period.

                                               Nine Months Ended    Year Ended
                                               March 31,  March 31,  June 30,
                                                 1999        1998      1998
                                                 ----        ----      ----
    Net income (loss)                          $   572    $(7,205)   $(6,794)
    Unrealized gains (losses) on securities:
       Unrealized holding gains (losses)
         arising during period, net of tax         (78)       (46)       (59)
    Less: adjustment for gains realized in
       net income, net of tax                                  48         48
                                               -------    -------    -------
    Net unrealized gains (losses)                  (78)         2        (11)

Other comprehensive income                     $   494    $(7,203)   $(6,805)
                                               =======    =======    =======

o        Segment Information

Fidelity Federal operates principally in two industries, banking and real estate management. Through United Fidelity, Fidelity Federal offers traditional banking products, such as checking, savings, and certificates of deposit, as well as mortgage, consumer, and commercial loans. Through the Affordable Housing Group, Fidelity Federal has been involved in various aspects of developing, building, renting and managing affordable housing projects. Currently Fidelity Federal only acts as owner and manager of affordable housing projects.

Operating profit is total revenue less operating expenses. In computing operating profit, income taxes have been deducted.

Identified assets are principally those used in each segment. Real estate development and management activities conducted by Fidelity Federal are not asset intensive. The assets in this segment primarily include cash received in the form of fees and land that was acquired with the intent of its use in future developments.

Presented below is condensed financial information relating to Fidelity Federal's business segments:

(In thousands)                                Three Months Ended        Nine Months Ended
                                                  March 31,                  March 31,
                                              1999        1998          1999        1998
                                              ----        ----          ----        ----
Revenue:
  Banking                                  $   3,847    $   4,390    $  12,699    $  15,141
  Real estate development and management          87          193          460          607
                                           ---------    ---------    ---------    ---------
    Total consolidated                     $   3,934    $   4,583    $  13,159    $  15,748
                                           =========    =========    =========    =========

Operating profit:
  Banking                                  $     223    $  (5,530)   $     807    $  (4,550)
  Real estate development and management         (88)      (2,592)        (235)      (2,655)
                                           ---------    ---------    ---------    ---------
  Total consolidated                       $     135    $  (8,122)   $     572    $  (7,205)
                                           =========    =========    =========    =========

Identifiable assets:
  Banking                                  $ 181,883    $ 179,172    $ 181,883    $ 179,172
  Real estate development and management       3,357        8,214        3,357        8,214
                                           ---------    ---------    ---------    ---------
  Total consolidated                       $ 185,240    $ 187,386    $ 185,240    $ 187,386
                                           =========    =========    =========    =========

Depreciation and amortization:
  Banking                                  $      98    $      95    $     294    $     323
  Real estate development and management           3            5            9           15
                                           ---------    ---------    ---------    ---------
  Total consolidated                       $     101    $     100    $     303    $     338
                                           =========    =========    =========    =========

Capital expenditures:
  Banking                                  $      60    $      28    $     130    $     142
  Real estate development and management                        1            4            3
                                           ---------    ---------    ---------    ---------
  Total consolidated                       $      60    $      29    $     134    $     145
                                           =========    =========    =========    =========

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Fidelity Federal "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe Fidelity Federal's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described inclose proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and Fidelity Federal undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

o        Results of Operations

The net income for the three months ended March 31, 1999 was $135,000, compared to a net loss of $8,122,000 for the same period last year. Basic and diluted net income per share was $.04 per share for the three months ended March 31, 1999, compared to a net loss of $2.60 per share in 1998. The net income for the nine months ended was $572,000 compared to a net loss of $7,205,000 for the same period last year. Basic and diluted net income per share for the nine months ended March 31, 1999 was $0.18 per share compared to a basic and diluted net loss per share of $2.49 for the same period last year. Interest income decreased $2.4 million from the prior year primarily due to a decrease in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. Interest expense decreased approximately $1.5 million due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, Fidelity Federal's assets have decreased $14.4 million from March 31, 1998 to $185.2 million at March 31, 1999. Non-interest income for the nine months ended March 31, 1999, decreased $210,000 from the nine months ended March 31, 1998 primarily due to a decrease in gains on sales of loans and investments, a decrease in participation fees, and a decrease in agent fees. Non-interest expense decreased slightly to $5.5 million (excluding the one time charges associated with Fidelity Federal's Section 42 housing program last year).

Net Interest Income. Net interest income, Fidelity Federal's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity Federal's interest rate-sensitive assets and liabilities. Net interest income for the three months ended March 31, 1999, was $999,000 compared to $1,293,000 for the three month period ending March 31, 1998, a decrease of $294,000. Net interest income for the nine months ended March 31, 1999 was $3.4 million compared to $4.3 million a year ago, a decrease of $875,000. These decreases are primarily attributable to decreases in earning assets and interest bearing liabilities.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by Fidelity Federal. The reduction in net interest income in Fiscal 1999 was primarily due to a decrease in average earning assets of $29.1 million, which was offset by a decrease in average interest-bearing liabilities of $34.6 million. For the three months ended March 31, 1998 interest income was $3.4 million compared to $4.0 million for the three months March 31, 1998, a decrease of approximately $630,000 or about 15.8%. Interest expense for the three months ended March 31, 1999 was $2.4 million compared to $2.7 million for the three months ended March 31, 1998, a decrease of approximately $336,000 or 12.4%. Interest income for the nine months ended March 31, 1999 was $11.0 million compared to $13.3 million for the same period last year, a decrease of approximately $2.3 million or 17.3%. The reduction in average earning assets was attributable to a significant number of multifamily and commercial loan payoffs, as well as payoffs on residential real estate mortgage loans. The average balance of agent-acquired certificates of deposit, which had an average yield of 6.30% for the nine months ended March 31, 1998, was reduced from $46.1 million to $34.5 million. The average yield decreased to 6.02% for the nine months ended March 31, 1999. The net interest margin for the three months ended March 31, 1999 decreased to 2.30% from 2.79% at June 30, 1998 and 2.73% at March 31,

1999. The net interest margin for the nine months ended March 31, 1999 decreased to 2.53% from 2.79% at June 30, 1998 and 2.74% at March 31, 1998. The decrease in the margin was affected by the decrease in higher yielding multifamily construction and commercial real estate loans.

Asset/Liability Management

Fidelity Federal is subject to interest rate risk to the degree that its interest bearing liabilities, primarily deposits with short and medium term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently on average assets will be beneficial in times of rising interest rates, such as asset/liability structure will result in lower net income during periods of declining interest rates, unless off-set by other factors.

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than 12% risk-based capital ratio are required to file the OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. United Fidelity is required to file a CMR since it does not meet the risk-based capital requirement as of December 31, 1998. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, at December 31, 1998 and March 31, 1998, is an analysis performed by the OTS of United Fidelity's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At December 31, 1998 and March 31, 1998, 2% of the present value of United Fidelity's assets was approximately $3.8 million and $3.9 million. Because the interest rate risk of a 200 basis point increase was $1.1 million at December 31, 1998 and $1.4 million at March 31, 1998, United Fidelity would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The decrease in interest rate risk from 1999 to 1998 is due to an improved match of expected cash flows from assets and liabilities. United Fidelity's sensitivity to interest rate changes is in the fourth percentile of all OTS regulated entities at December 31, 1998, the most recent period that United Fidelity has information.

                   Interest Rate Risk as of December 31, 1998
                                                                                      NPV as Percent of Present
                                        Net Portfolio Value                                of Assets Value
                                           (in thousands)
       Change              Dollar              Dollar           Percentage
      in Rates             Amount              Change             Change              NPV               Change
       +400 bp             $ 9,026            $(2,316)             (20)%              5.01%             - 99 bp
       +300 bp               9,992             (1,350)             (12)               5.47              - 53 bp
       +200 bp              10,835               (507)              (4)               5.85              - 14 bp
       +100 bp              11,377                 35                0                6.07                 8 bp
          0 bp              11,342                                                    5.99
       -100 bp              10,707               (635)              (6)               5.62              - 37 bp
       -200 bp              10,258             (1,084)             (10)               5.34              - 65 bp
       -300 bp               9,976             (1,366)             (12)               5.15              - 84 bp
       -400 bp               9,596             (1,746)             (15)               4.91             - 108 bp

                     Interest Rate Risk as of March 31, 1998

                                                                                      NPV as Percent of Present
                                        Net Portfolio Value                                of Assets Value
                                           (in thousands)
       Change              Dollar              Dollar           Percentage
      in Rates             Amount              Change             Change               NPV               Change
      +400 bp             $12,722            $(3,124)              (20)%              6.90%            - 121 bp
      +300 bp              13,802             (2,044)              (13)               7.37              - 74 bp
      +200 bp              14,765             (1,081)               (7)               7.76              - 35 bp
      +100 bp              15,534               (312)               (2)               8.05               - 6 bp
         0 bp              15,846                                                     8.11
      -100 bp              15,572               (273)               (2)               7.89              - 22 bp
      -200 bp              14,431             (1,415)               (9)               7.26              - 84 bp
      -300 bp              13,188             (2,658)              (17)               6.59              - 151 bp
      -400 bp              12,178             (3,668)              (23)               6.04              - 207 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Non-interest income. Non-interest income for the quarter ended March 31, 1999, was $571,000 compared to $590,000 for the same period in 1998, a decrease of only $19,000. Non-interest income for the nine months ended March 31, 1999, was $2.2 million compared to $2.4 million for the same period in 1998, a decrease of $210,000.

Non-interest income
-------------------
(in thousands)

                                                     Nine Months Ended
                                                        December 31,      Increase
                                                       1999      1998    (Decrease)
                                                       ----      ----    ----------
Management fees                                      $   208   $   265    $   (57)
Letter of credit fees                                    437       529        (92)
Service charges on deposit accounts                      338       320         18
Net gain on sale of loans                                312       140        172
Net gain on sale of investments                                     79        (79)
Net gain on sale of fixed assets                          23                   23
Release fees                                              62        60          2
Participation fees                                                 197       (197)
Agent fee income                                         333       510       (177)
Servicing fees on loans sold (net of amortization)        18        10          8
Other                                                    473       304        169
                                                     -------   -------    -------
 Total non-interest income                           $ 2,204   $ 2,414    $  (210)
                                                     =======   =======    =======

Fidelity Federal has recorded no Section 42 real estate development fees over the past year. Fee income from management activities decreased to $208,000 for the nine months ended March 31, 1999 compared to $265,000 for the nine months ended March 31, 1998. The decrease is primarily due to a reduction in fee percentage from 5% to 4% collected on partnerships for which Village Housing Corporation is the general partner.

Letter of credit fees were $437,000 for the nine months ended March 31, 1999 as compared to $529,000 for the nine months ended March 31, 1998. Outstanding standby letters of credit at March 31, 1999 were $45.0 million as compared to $55.6 million at March 31, 1998. The decrease in fee income is partially due to the reduction in letters of credit outstanding.

Service charges on deposit accounts increased $18,000 to $338,000 for the nine months ended March 31, 1999 as compared to $320,000 in 1998. The net gain on sale of single-family loans increased $172,000 for the nine months ended March 31, 1999 compared to the same period in 1998. Fidelity Federal has emphasized growth in this area and has added originators to increase loan volume. Servicing fees on loans sold increased $8,000 due to on increase in the number of mortgage loans being serviced by Fidelity Federal compared to the prior year. Participation fees decreased $197,000 from prior year due to Fidelity Federal arranging a participation for a large multifamily loan customer last year. Other income increased $169,000 over the nine months ended March 31, 1998 due to increased fees earned on a multifamily loan of $22,000, income of $58,000 relating to repayment of expenses incurred in connection with a payoff on a multifamily loan, leasing fees of $7,000, subprime mortgage agent fees of $12,000 and title fee income of $53,000. Title fee income increased over the prior year primarily due to increased mortgage loan volume.

Fidelity Federal has participated in an arrangement in which automobile loans are originated on behalf of another organization for the last three fiscal years. Agent fee income, which represents Fidelity Federal's earned fee from these transactions, decreased $177,000 for the nine months ended March 31, 1999 compared to the same period last year. The decrease during the first six months was primarily due to an increase in factory financing incentives offered by the auto makers, which compete directly for financing. The primary reason for the decrease in the current quarter was the fact that in January 1999, the head of United Fidelity's consumer loan division and key members of the consumer loan division staff left United Fidelity to accept employment with a competitor of United Fidelity. In the consumer lending division, United Fidelity had participated in an arrangement in which automobile loans were originated on behalf of another organization. United Fidelity has been unable to continue to compete in this market segment since the departure of the staff. As such, United Fidelity's revenue from consumer loans has been sharply reduced.

United Fidelity received OTS approval in March 1999 to hire individuals based on the new business plan to resume its indirect and consumer loan business. A senior vice president and assistant vice president have been hired and the Company is currently seeking qualified candidates for administrative operations. Fidelity Federal anticipates that the department will be fully operational by June 30, 1999.

Provision for Loan Losses
Fidelity Federal makes provisions for possible loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb possible losses in the loan portfolios. The provision for loan losses for the nine months ended March 31, 1999 had a credit balance of $254,000 compared to expense of $4.5 million in the prior year, a decrease of $4.8 million.

Allowance for Loan Losses                             Letter Of Credit Valuation Allowance
Beginning Balance, June 30, 1998     $3,049      Beginning Balance, June 30, 1998   $6,778
Net charge-off's                        209
Provision for loan losses              (254)     Provision                              35
Transfer from Letter Of Credit                   Transfer to allowance for
  valuation allowance                   895        loan losses                        (895)
                                     ------                                         -------
                                     $3,481                                         $5,918

During the quarter, as a result of a reduction in classified and criticized assets and an overall improvement in operating results of Fidelity Federal's affordable housing portfolio, Fidelity Federal reduced its reserve for letters of credit and recognized income of $300,000. The $300,000 is recorded as a credit in non-interest expense, where the original expense was recognized and is offset by an additional $335,000 provision. The additional $335,000 letter of credit provision did not impact net income due to offsetting credits in the provision for loan losses. Based on the most recent loan review some reserves were reclassified between the provision for loan losses and letter of credit reserves. The ratio of non-performing loans to the allowance for loan losses was 149.4% at March 31, 1999 compared to 18.8% at June 30, 1998 and 24.3% at March 31, 1998. The increase in non-performing loans is due to one large multifamily loan to an outside borrower which is past due pending its refinancing. Fidelity Federal is assisting the borrower in obtaining alternate refinancing, however, the ultimate refinancing of this credit with no additional losses cannot be assured. A specific reserve has been established for this loan.

The decrease in the provision for loan losses in fiscal 1999 is primarily the result of Fidelity Federal providing $4.5 million in the provision for loan losses last year. As previously noted, during the fourth quarter of fiscal

1998, the OTS performed an examination of United Fidelity and Fidelity Federal. The methodology used by the OTS to compute the allowance for loan losses and to establish reserves for letters of credit in connection with the Section 42 projects was different than the one previously used by Fidelity Federal to compute these estimates. The methodology which was used by the OTS and accepted by management considered only recent cash flows and then used those cash flows to determine the level of debt service, given certain assumptions, the individual affordable housing projects could support. This information was then used to determine whether charge-offs of the loans, equity investments or general partner loans were required and to compute specific reserves for the remainder of those assets, as well as for the related letters of credit. A letter of credit valuation allowance of $6.8 million was also recorded in fiscal 1998.

Non-interest expense. Non-interest expense for the quarter ended March 31, 1999, was $1.9 million compared to $11.1 million for the same period in 1998, a decrease of $9.2 million. Non-interest expense for the nine months ended March 31, 1999, was $5.5 million compared to $14.4 million for the same period in 1998, a decrease of $8.9 million. These decreases are primarily attributable to the $6.8 million letter of credit provision recorded at March 31, 1998, a writedown of $1.5 million of Fidelity Federal's investments in affordable housing partnerships, and writedowns totaling $769,000 related to other affordable housing project related assets. Excluding these changes in the previous year, non-interest expense would have been $2.1 million and $5.4 million for the quarter and year-to-date, respectively.

Non-interest Expense
--------------------
(in thousands)                                               Nine Months Ended
                                                                 March 31,        Increase
                                                             1999        1998    (Decrease)
                                                             ----        ----    ----------
Salaries and employee benefits                             $  2,617   $  2,570    $     47
Letter of credit valuation provision                             35      6,778      (6,743)
Write down of affordable housing partnership investments                 1,478      (1,478)
Legal and professional                                          263        249          14
Occupancy expense                                               293        342         (49)
Equipment expense                                               218        264         (46)
Data processing expense                                         297        364         (67)
Affordable housing group activity expense                                  769        (769)
Advertising                                                     149        158          (9)
Deposit insurance                                               178        102          76
Correspondent bank charges                                      117        119          (2)
Printing and supplies                                            91         89           2
Loss on investment                                              215         68         147
Telephone                                                        53         56          (3)
Postage                                                          77         56          21
Travel and lodging                                               23         34         (11)
Other operating expense                                         877        921          84
                                                           --------   --------    --------
 Total non-interest expense                                $  5,503   $ 14,417    $ (8,914)
                                                           ========   ========    ========

Salaries and employee benefits increased $47,000 for the nine months ended March 31, 1999, compared to the same period last year. Salaries increased primarily due to an increase in incentives in the mortgage loan area as a result of increased originations over the prior year and some staffing replacements. Legal and professional fees increased $14,000 over last year due to additional costs incurred for workout activities with respect to various classified assets. Occupancy and equipment expenses decreased by $49,000 and $46,000 respectively, compared to the prior year as management continues to closely monitor expenses. Data processing expenses decreased $67,000 due to a smaller number of transactions with our data processor due to the reduction in asset size. For the nine months ended March 31, 1998, Fidelity Federal incurred expenses associated with the writeoffs of various components of Section 42 and multifamily projects consisting of abandoned projects, partnership management fees, land, real estate investment banking fees, letter of credit fees and development fees totaling $769,000. Deposit insurance increased $76,000 from the prior year, due to the change in United Fidelity's risk classification compared to the prior year. Fidelity Federal has recorded it's percentage share of losses, as accounted for by the equity method, for its investment in various developments by $215,000 compared to $68,000 in the prior year. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Other operating expense increased $84,000 as compared to the previous year due primarily to the expiration of a $50,000 land option that was not exercised and a $21,000 increase in appraisal and other expenses associated with Fidelity Federal's efforts in refinancing several of the partnerships.

Income Tax Expense. Income tax expense increased $4.8 million for the nine months ended March 31, 1999, compared to the same period in 1998, primarily due to an increase in taxable income. Included in the tax benefit of $200,000 for the nine months ended March 31, 1999, are tax credits of $266,000. These credits are received from Fidelity Federal's investment in Section 42 affordable housing projects and comprise a portion of the return on these investments. The Company also receives the tax benefit of its percentage of the operating losses for those projects. Some of these benefits associated with these tax credits are partially offset by reductions of the investment in the Section 42 investments, which are included in the above table under the caption "Loss on investment".

Year 2000
Fidelity Federal has completed an assessment of its computer systems and identified those systems that it believes could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. Fidelity Federal, in addition to completing its assessment and plan, is currently testing its internal mission critical hardware systems to determine if they are Year 2000 compliant. Internal testing is scheduled to be completed by May 31, 1999. Fidelity Federal has tested several of its systems, including 90% of all systems currently being provided by Fidelity Federal's main data processor. Mortgage loan software, personnel computers, alarms, cameras, VCR's and other related equipment has also been tested. The results from the testing, while necessitating some modifications, have been satisfactory. The testing of consumer loan software used for scoring applicants will be upgraded and compliant by the end of May. The testing for accounting software used for the partnerships, by Village Housing, will be completed by May 31, 1999. While Fidelity Federal has exposure to several risks related to Year 2000, the primary risk is the potential inability to correctly process and record customer loan and deposit transactions.

Fidelity Federal is now on schedule with regard to requirements that have been established for the banking industry by the Federal Financial Institution Examination Council ("FFIEC"). Theses standards require that a series of procedures be performed by financial institutions within established timeframes to reduce the risk of non-compliance with the Year 2000 issue. Specifically, Fidelity Federal has developed a testing plan and a customer-based risk management plan. While Fidelity Federal believes that it will continue to meet all of the FFIEC requirements, it cannot guarantee that the systems of other companies on which Fidelity Federal's systems rely will be compliant. Third party non-compliance for the Year 2000 issue could potentially have a material impact on Fidelity Federal.

Fidelity Federal has completed a contingency plan in the event its internal systems, or the systems of those material vendors on which it is reliant on, would not be complaint with Year 2000 requirements. Fidelity Federal has begun and will continue testing the contingency plan and modifying the contingency plan when appropriate, based on test results.

The Company has recognized expense of approximately $85,000 over the past two years for costs related to Year 2000. The amounts that have been paid to date were to provide assistance to Fidelity Federal with the initial assessment and formulation of the plan to ensure compliance with Year 2000, equipment to assist in the testing process and replacement of non-compliant personal computers and equipment. At March 31, 1999, Fidelity Federal has completed its assessment of the expected total cost of performing necessary procedures or purchasing equipment that is compliant with Year 2000. Fidelity Federal is anticipating costs of approximately $275,000 to ensure Year 2000 compliance. A portion of these costs will be capitalized with the purchase and replacement of non-compliant equipment. Fidelity Federal anticipates that it will incur an additional $60,000 in expense by December 31, 1999. At March 31, 1999, total commitments to purchase new equipment, software or to incur material costs to modify existing systems were approximately $130,000. These costs do not include salaries paid to current employees related to their time spent with the year 2000 issue.

Fidelity Federal outsources a significant portion of its data processing to an outside provider. A worst case scenario for Fidelity Federal would likely involve non-compliance with Year 2000 by its primary data processor in such a manner that would leave Fidelity Federal in a position where it could not correctly process and record customer loan and deposit transactions. Fidelity Federal has reviewed a substantial portion of the data processing provider's test scripts and results. At this time, no material problems have come to Fidelity Federal's attention with respect to test results. A failure by other third parties to effectively manage the Year 2000 issue, including Fidelity Federal's payroll processor, utility company, telecommunications company, or the government, etc., could have an adverse effect on Fidelity Federal operations, customer service and net income. No assurance can be provided that these third parties will be Year 2000 compliant.

Fidelity Federal completed its assessment of the potential impact of Year 2000 on its commercial lending customers, and believes the impact, in terms of potential credit exposure, would not be material. The majority of Fidelity Federal's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not highly technologically intensive.

Fidelity Federal cannot provide any assurance that the effect of Year 2000 will not be material to Fidelity Federal's financial position or operating results.

Financial Condition

Total assets decreased by $11.8 million from June 30, 1998, to approximately $185.2 million at March 31, 1999.

Loans. The following table shows the composition of Fidelity Federal's loan portfolio as of March 31, 1999 and June 30, 1998.

Loans Outstanding
-----------------
(in thousands)
                                                        March 31,    June 30,
                                                          1999         1998
                                                        ---------   ---------
Real estate mortgage loans
 First mortgage loans
    Conventional                                        $ 52,726    $ 71,343
    Construction                                           8,504      16,110
    Commercial                                            15,284      20,753
    Multifamily                                            7,581       5,742
    First mortgage real estate loans purchased             2,263       2,704

 Commercial loans - other than secured by real estate      6,570      11,568
 Consumer and home equity loans                           30,576      31,512
                                                        --------    --------
       Total loans                                      $123,504    $159,732
                                                        ========    ========

Total assets                                            $185,240    $197,046
                                                        ========    ========
Total loans to total assets                                 66.7%       81.1%
                                                        ========    ========


Total loans decreased by $36.2 million or 22.7% to $123.5 million at March 31, 1999, compared to June 30, 1998. Fidelity Federal's savings bank is continually offering new and competitive first mortgage loan products. Fidelity Federal continues to sell current production of 1-4 family loans in fiscal 1999, recording the gain or loss and using the proceeds to fund new products. As a result of historically low market interest rates, payoffs of conventional residential real estate mortgage loans decreased the portfolio by $18.6 million from June 30, 1998 to March 31, 1999.

Construction loans decreased by $7.6 million at March 31, 1999 from June 30, 1998 to $8.5 million at March 31, 1999. Construction loans at March 31, 1999 include $6.8 million of multifamily loans.

Commercial loans have also decreased $5.5 million since June 30, 1998. According to the OTS supervisory agreement, United Fidelity is not to enter into any new lines of credit or originate any new commercial loans. The focus of United Fidelity's commercial lending department personnel has been to develop action plans to minimize potential losses relating to its classified commercial credits and its letter of credit exposure.

Consumer and home equity loans decreased $936,000 since June 30, 1998. The current portfolio continues to shrink due to paydowns and payoffs. As previously mentioned in the "non-interest income" discussion, Fidelity Federal has experienced employee turnover in the consumer loan division and has therefore generated a lower volume of loans. As a result of hiring a Senior Vice President and Assistant Vice President to head the consumer loan division, management anticipates that consumer loan volume will increase from levels attained in the third fiscal quarter of 1999.

Fidelity Federal's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, hedge funds, or for highly leveraged transactions.

Non-performing loans. Fidelity Federal discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. When a loan reaches a ninety day or more past due status, the asset is generally repossessed or sold, if applicable, or the foreclosure process is started and the loan is moved to other real estate owned to be sold. A loan could be placed in a nonaccrual status sooner than ninety days, if management knows the customer has abandoned the collateral and has no intention of paying. At this point, the loan would go into non-accrual status and Fidelity Federal would start the repossession or foreclosure process. Typically, when a loan goes to nonaccrual status, the accrued interest is reversed from income, unless strong evidence exists that the value of the collateral would support the collection of interest in a foreclosure situation. Nonaccrual loans are returned to an accrual status when in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest.

Non-performing loans
--------------------
(in thousands)
                           March 31, June 30,
                             1999      1998
                           --------  --------
Nonaccrual loans:
 Multifamily                $4,112
 Mortgage                       67    $  461
                            ------    ------
Subtotal                     4,179       461

Restructured:
 Consumer                       77

90 days or more past due:
 Consumer                      120        86
 Commercial                    747
 Mortgage                       79        26
                            ------    ------
Subtotal                       946       112
                            ------    ------

 Total                      $5,202    $  573
                            ======    ======

Percent of total loans        4.21%     0.36%
                            ======    ======

Non-performing loans at March 31, 1999, consisted primarily of commercial and multifamily loans. As discussed in the provision for loan loss section, the increase in non-performing loans is due to one large multifamily loan to an outside borrower which is past due pending its refinancing. Company officials are assisting the borrower in obtaining alternate financing, however, the ultimate refinancing of this credit with no additional losses cannot be assured. One multifamily loan which was reported in the September 30, 1998, Form 10-Q, of $4.2 million with a specific reserve of $895,000 paid off in full during the second quarter. The specific reserve associated with this loan was reallocated among the loan categories, based on the most recent loan review and evaluation by Fidelity Federal. The remaining multifamily affordable housing loans, for which specific reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. In the past, the ability of the multifamily loans to remain performing has been in part due to general partner advances made by Fidelity Federal to support cash flow deficits incurred by the affordable housing projects. During the current fiscal year, operating cash flows for most of the properties has improved and general partner advances have significantly decreased. There is no assurance that general partner advances will not be necessary in the future to support cash flow deficits. The majority of recorded general partner advances were charged off in fiscal 1998.

                     Classified Assets and Letters of Credit
                                 (in thousands)
                                                March 31, June 30,  March 31,
                                                --------- --------  ---------
                                                  1999     1998       1998

Classified assets                               $21,244   $24,805   $29,270
Classified letters of credit                     25,450    34,615    37,770
                                                -------   -------   -------

Total classified assets/letters of
  credit                                        $46,694   $59,420   $67,040
                                                =======   =======   =======

Classified and criticized assets of Fidelity Federal totaled $46.7 million compared to $59.4 million at June 30, 1998. Classified assets and letters of credit were 280.4% of Fidelity Federal's capital and reserves at March 31, 1999 compared to 377.5% at March 31, 1998.

Analysis of Allowance for Loan Losses and Letter of Credit Valuation Allowance

Fidelity Federal establishes its provision for loan losses and evaluates the adequacy of the allowance for loan losses based on management's evaluation of its loan and letter of credit portfolio and changes in loan and letter of credit activity. Such evaluation, which includes a review of all loans and letters of credit for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loss experience, the composition of the portfolios and other factors that warrant recognition in providing for an adequate loan loss allowance and letter of credit valuation allowance. This process is designed to ensure that all relevant matters affecting collectibility will be consistently identified in a detailed review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowances and related provisions. The amounts actually reported in each period will vary with the outcome of this detailed review.

Impaired loans are those that management considers to be substandard or doubtful of collection. At March 31, 1999 Fidelity Federal had impaired loans totaling $12.7 million. The allowance for losses on such impaired loans totaled $1.9 million and is included in Fidelity Federal's allowance for loan losses at March 31, 1999. In addition, using the same guidelines for impaired loans, impaired letter of credits totaled $18.0 million. The valuation allowance on such impaired letter of credits totaled $2.9 million and is included in Fidelity Federal's letters of credit valuation allowance at March 31, 1999.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses for the nine months ended March 31, 1999 and the year ended June 30, 1998:

Allowance for Loan Losses
-------------------------
(in thousands)                        March 31,     June 30,
                                        1999          1998
                                        ----          ----
Allowance for loan losses
Balance at July 1,                   $   3,049     $   1,781
Loan charge-offs:
 Real estate mortgage                                     15
 Multifamily                                           3,089
 Commercial                                 14
 Consumer                                  239           195
                                     ---------     ---------
    Total loan charge-offs                 253         3,299

Loan recoveries:
 Real estate mortgage                       15
 Commercial                                  2
 Consumer                                   27            24
                                     ---------     ---------
    Total loan recoveries                   44            24

Net charge-offs                            209         3,275
Provision for loan losses                 (254)        4,543
Transfer from letter of credit
 valuation allowance                       895
                                     ---------     ---------
Allowance for loan losses
 at end of period                    $   3,481     $   3,049
                                     =========     =========

Ratio of net charge-offs to
 average loans outstanding
 during the period                        0.19%         1.18%
Ratio of provision for loan losses                         `
 to average loans outstanding
 during the period                      -0.23%          2.52%
Ratio of allowance for loan
 losses to total loans outstanding
 at end of period                         2.82%         1.91%

Average amount of loans
 outstanding for the period            144,095       180,530
Amount of loans
 outstanding at end of period        $ 123,504     $ 159,732

The allowance for loan losses was $3.0 million at June 30, 1998, $3.5 million at March 31, 1999, and $3.1 million at March 31, 1998. Net loan charge-offs were $209,000 or .19% of average loans for the nine months ended March 31, 1999 compared to $3.3 million or 1.18% of average loans for the nine months ended March 31,1998. A letter of credit was funded during the first quarter of fiscal 1999 and was classified as a non-accrual loan upon conversion. This loan was previously classified as a substandard letter of credit, with a specific reserve of $895,000. The loan was paid off in full during the second quarter of fiscal 1999 and Fidelity Federal reclassified the $895,000 specific reserve to the general allowance for loan losses, based on the most recent loan review by Fidelity Federal. As discussed previously, Fidelity Federal increased the provision for loan losses during fiscal 1998 primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that Fidelity Federal is currently managing. Fidelity Federal has loans and letters of credit securing third party loans to these projects and also has other loans and letters of credit outstanding that relate to other multifamily developments, most of which are outside Fidelity Federal's geographic market.

Fidelity Federal also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998, the balance of which is $5.9 million at March 31, 1999. The decrease is primarily due to the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses that is discussed in the preceding paragraph. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $45.0 million at March 31, 1999. Specific reserves for letters of credit totaled 13.14% of outstanding letters of credit at March 31, 1999. Classified loans and letters of credit to total loans and letters of credit were 27.9% at March 31, 1999 and 28.2% at March 31, 1998. Management is not aware of any additional letters of credit that are expected to be called and funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan portfolio as of March 31, 1999.

Investment securities. United Fidelity's investment policy is annually reviewed by its Board of Directors and any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

As of March 31, 1999, the investment portfolio represented 12.0% of Fidelity Federal's assets compared to 5.0% at June 30, 1998, and is managed in a manner designed to meet the Board's investment policy objectives. Due to continued reductions in the loan portfolio, the excess liquidity has been reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity Federal, to provide the liquidity necessary to meet day to day funding needs, and to provide for diversification of risk and management of interest rate and economic risk. At March 31, 1999, the entire investment portfolio was classified as available for sale. The net unrealized loss at March 31, 1999 was $120,000, which was comprised of gross gains of $1,000, gross losses of $199,000, and a tax benefit of $78,000. The decrease of $78,000 from June 30, 1998 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of United Fidelity's securities available for sale as of the dates indicated.

                                               March 31, June 30,
                                                 1999      1998
                                                 ----      ----
(in thousands)
Securities available for sale:
    U.S. Treasury securities                             $ 1,001
    Federal agencies securities                            2,985
    Federal Home Loan Mortgage Corporation
        mortgage-backed securities               1,311     1,779
    Federal National Mortgage Association
        mortgage-backed securities               1,603     1,945
    Government National Mortgage Association
        mortgage-backed securities              19,240     2,144
    Other securities available for sale              1
                                               -------

        Total securities available for sale    $22,155   $ 9,854
                                               =======   =======

United Fidelity's total investment securities portfolio increased by $12.3 million at March 31, 1999, from June 30, 1998. United Fidelity purchased $18.2 million in GNMA mortgage backed securities, which carry a 0% risk weight, during fiscal 1999. There were maturities of $4.0 million relating to agency bonds, while the remaining decreases are monthly payments of principal and interest on its mortgage-backed securities. These certificates represent ownership of pools of one-to-four family mortgage loans. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

Funding Sources

Deposits. United Fidelity attracts both short-term and long-term deposits from the retail market by offering a wide assortment of accounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($100,000 or more), and variable rate IRA certificates.

Average deposits decreased by $13.3 million during the first nine months of fiscal 1999. Most of the decreases were due to certificates of deposit acquired through agents, and retail certificates of deposit which decreased $7.9 million and $4.3 million to $34.5 million and $81.4 million, respectively at March 31, 1999. Money market accounts decreased $284,000. NOW accounts decreased $1.4 million, which was partially offset by an increase in demand and savings accounts of $294,000 and $228,000, respectively.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the nine months ended March 31, 1999 and for the year ended June 30, 1998.

                                                               Nine Months Ended                  Year Ended
                                                                 March 31, 1999                 June 30,  1998
                                                               -----------------            ----------------------
                                                               Average                      Average
                                                               Balance      Rate            Balance           Rate
                                                               -------      ----            -------           ----
(dollars in thousands)
Average Deposits
    Demand                                                    $ 5,524                       $ 5,229
    Now accounts                                               20,809        3.59%           22,211           4.24%
    Money market accounts                                       2,743        2.32             3,027           2.71
    Savings accounts                                            5,041        2.28             4,813           2.83
    Certificates of deposit                                    81,419        5.81            85,699           5.80
    Agent-acquired certificates of deposit                     34,545        6.02            42,443           6.26
                                                             --------                      --------
        Total                                                $150,081        5.16%         $163,422           5.38%
                                                             ========                      ========

Federal Home Loan Bank Advances and Other Long-Term Debt. The following table summarizes Fidelity Federal's borrowings as of March 31, 1999, and June 30, 1998.

                                                                          March 31,             June 30,
                                                                            1999                  1998
                                                                            ----                  ----
(in thousands)
Notepayable, 7.43% adjusted annually, payable $16 per month, including interest, due April 1, 2009,
    secured by specific multifamily mortgages                              $2,191                $2,210
Note payable, 8.75% adjusted annually, payable $8
    per month, including interest, due September 14, 2010,
    secured by specific multifamily mortgages                                 993                   996
Note payable, 8.75% adjusted annually, payable $12
    per month, including interest, due September 22, 2010,
    secured by specific multifamily mortgages                               1,520                 1,529
Junior subordinated notes, 9 1/8%, interest paid
    semi-annually, due April 30, 2001, unsecured                            1,476                 1,476
Junior subordinated notes, 9 1/4% interest paid
    semi-annually, due January 31, 2002 unsecured                           1,494                 1,494
Senior subordinated notes, 10%, interest paid semi-
    annually, due June 1, 2005, unsecured                                   7,000                 7,000
Federal Home Loan Bank advances due at various dates
    through 2002                                                           12,204                14,783
                                                                          -------               -------
    Total                                                                $26,878                $29,488
                                                                         =======                =======

In the above table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company and total $14.7 million. Borrowings have been reduced during fiscal 1999 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. The decrease is due primarily to the maturity of FHLB advances. Fidelity Federal, thus far, has been in a position to allow FHLB advances to mature and not replace them. Alternate funding sources were provided by loan sales and payoffs, retail deposits, and public funds. Fidelity Federal may utilize FHLB advances, as a source of funds again should the need arise.

Capital Resources and Capital Requirements

The ratio of stockholders' equity to total assets for United Fidelity, was 7.86% at March 31, 1999, compared to 6.31% at June 30, 1998, due primarily to a reduction in United Fidelity's asset size. Fidelity Federal issued stock in exchange for a general partnership interest in a Fidelity Federal-financed multifamily housing development. This issuance of stock, and net income for the period increased the book value, while an increase in the unrealized loss on available for sale investments decreased the ratio. Fidelity Federal's book value per share at March 31, 1999 was $2.57, compared to $2.40 at June 30, 1998.

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

At March 31, 1999, actual and required minimum levels of regulatory capital for United Fidelity were as follows:

                                                    (Dollars in Thousands)

                                                              Required
                           Amount             Percent          Amount        Percent       Excess
                          -------------------------------------------------------------------------
Core                       $14,011             7.86%           $5,350          3.0%         $8,661
Tangible                   $14,011             7.86%           $2,675          1.5%        $11,336
Risk-based                 $20,680            14.46%          $11,442          8.0%         $9,238

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At March 31, 1999 United Fidelity had a core capital leverage ratio (as defined in the proposal) of 7.86%.

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

The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At March 31, 1999 and March 31, 1998, United Fidelity was categorized as well capitalized and met all subject capital adequacy requirements at those dates. United Fidelity's primary regulatory agency, the OTS, notified United Fidelity in October 1998 that its capital position was not adequate and needed to be substantially improved, which was detailed in the Supervisory Agreement. Since June 30, 1998 United Fidelity's capital ratio has increased from 10.79% to 14.46% through the shrinkage of assets leaving a higher risk weighting or investing in lower risk weighted assets.

Fidelity Federal plans to evaluate alternatives and pursue opportunities to raise additional capital in Final 1999 with the purpose of continuing to improve its capital ratios. The Company recently filed a Form S-3 with the SEC on March 24, 1999. Fidelity Federal is in the process of raising capital by issuing approximately 525,000 shares to its existing shareholders as of the record date. Approximately $1.5 million will be infused into United Fidelity to continue improving its capital ratios while the remainder will service existing debt at Fidelity Federal.

Liquidity

Liquidity for a savings bank represents its ability to accommodate growth in loan demand and/or reduction in deposits. United Fidelity's liquidity ratio was 29.98% on March 31, 1999, up from 6.70% on June 30, 1998. The liquidity ratio has increased because of payoffs of commercial and conventional mortgage loans. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for the Bank's operations. Federal regulations have historically required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based on economic condition and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month.

                          PART II -- OTHER INFORMATION


ITEM 1  Legal Proceedings:
        -------------------
        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries are a party of or which any of their property is the subject.


ITEM 2  Changes in Securities:
        ----------------------
        Not applicable.


ITEM 3  Defaults Upon Senior Securities:
        --------------------------------
        Not applicable.


ITEM 4 Submission of Matters to a Vote of Security Holders:
       ----------------------------------------------------
       None


ITEM 5  Other Information:
        ------------------
        None


ITEM 6  Exhibits and Reports on Form 8-K:
        ---------------------------------
            a.     The following exhibit is submitted herewith:
                   27 Financial Data Schedule

            b.     No new reports on Form 8-K.

                   A Form 8-K was previously filed on February 8, 1999 and was included in the December 31, 1998 Form 10-Q filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIDELITY FEDERAL BANCORP



Date: MAY  14, 1999                  By:  /s/  M. BRIAN DAVIS
     ---------------                    ----------------------------------
                                          M. Brian Davis
                                          President and CEO



                                     By:  /s/  DONALD R. NEEL
                                        ----------------------------------
                                          Donald R. Neel,
                                          Executive Vice President, CFO and
                                          Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index


Reg. S-K

Exhibit No.                    Description of Exhibit               Page
-------------------------------------------------------------------------
   27                          Financial Data Schedule                28