Form 10-K405
period 1999-06-30
FIDELITY FEDERAL BANCORP
filed 1999-09-28
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ---------------------------------

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (fee required)
                    For the fiscal year ended: June 30, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 (no fee required)

                For the Transaction period from ____  to _____.

                       ---------------------------------

Commission File No. 0-22880

                            Fidelity Federal Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                          35-1894432
-----------------------------------------------------------------------------
(State of other jurisdiction                            (I.R.S. Employer
     of Incorporation or                               Identification No.)
        Organization)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 1999 are incorporated by reference into
Part III

                          Exhibit index is on page 78

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at September 15, 1999 was approximately $5,695,931.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of September 15, 1999.

                        Common Stock - 3,147,662 shares

                            FIDELITY FEDERAL BANCORP

                                     Index

PART I

                                                                           Page
                                                                           ----

ITEM 1     -  Business                                                        3
ITEM 2     -  Properties                                                     10
ITEM 3     -  Legal Proceedings                                              10
ITEM 4     -  Submission of Matters to a Vote of Security Holders            10

PART II

ITEM 5     -  Market for Registrant's Common Equity
                  and Related Stockholder Matters                            11
ITEM 6     -  Selected Financial Data                                        12
ITEM 7     -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              13
ITEM 7 A      Quantitative and Qualitative Disclosures About Market Risk     38
ITEM 8     -  Financial Statements and Supplementary Data
              Report of Independent Auditors                                 40
              Consolidated Balance Sheet                                     41
              Consolidated Statement of Income                               42
              Consolidated Statement of Stockholders' Equity                 43
              Consolidated Statement of Cash Flows                           45
              Notes to Consolidated Financial Statements                     47
ITEM 9     -  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures                    75

PART III

ITEM 10    -  Directors and Executive Officers of the Registrant             75
ITEM 11    -  Executive Compensation                                         75
ITEM 12    -  Security Ownership of Certain Beneficial
                  Owners and Management                                      75
ITEM 13    -  Certain Relationships and Related Transactions                 75

PART IV

ITEM 14    -  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                76

SIGNATURES                                                                   77

                                     PART I

ITEM 1.  BUSINESS
-------
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Fidelity Federal Bancorp ("Fidelity") "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe Fidelity's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and Fidelity undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

Fidelity Federal Bancorp, incorporated in 1993 under the laws of the State of Indiana, is a registered savings and loan holding company with its principal office in Evansville, Indiana. Fidelity's savings bank subsidiary, United Fidelity Bank, fsb (United), was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana. Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities. Fidelity has engaged in the business of owning, developing, building, renting and managing affordable housing projects through its wholly-owned subsidiaries, Village Management Corporation and Village Housing Corporation (collectively, the Affordable Housing Group). The Affordable Housing Group has structured and participated in multi-family housing developments which have been granted tax credits pursuant to Section 42 of the Internal Revenue Code of 1986 (Section
42), as amended (Code) and tax-exempt bonds. Village Housing Corporation, as general partner to the limited partnerships which own the developments, receives a percentage interest in the profits, losses and tax credits during the life of the project and receives a percentage of the annual cash flow and residual (sale or refinancing) proceeds during operation and at disposition or refinancing of the developments, respectively. Village Community Development Corporation, (a subsidiary merged into Village Housing Corporation during fiscal 1999) as contractor and developer, received construction and development fees as the projects were completed. As the developments progressed, development fee income was earned contractually on each project. These fees were not recognized as income until the limited partner's equity investment had been received or the syndication firm providing the equity had given a firm commitment to provide the funds. As part of Village Management's duties as project manager, it monitors compliance with the requirements of the Code to prevent recapture of all or a portion of the tax credits or forfeiture of the tax-exempt status of the bonds which would occur if certain tenant eligibility and rent restriction requirements were violated. Village Management Corporation, as manager of the completed project, receives a fee based on a percentage of rental payments received from the project's tenants. Fidelity has been engaged in affordable housing activities since September, 1992, through United, and since April, 1994, through Village Capital Corporation (VCC). Since June 30, 1994, VCC has earned fees by providing real estate mortgage banking services to unaffiliated borrowers. The June 30, 1999 audited financial statements include condensed financial information about both of Fidelity's business segments.

While Fidelity has not participated in the development of any new projects that it manages, the performance of a majority of the projects that Fidelity is managing is below that which was originally projected when the projects were formed. This has resulted in lower than expected cash flows, which are needed to support debt repayment. Cash flows of the projects have been affected by a number of items, including lower than expected occupancy and/or rent levels, higher-than-expected expenses and, in certain situations, additional construction costs or delays which resulted in longer start-up periods for the projects. The areas in which many of the projects are located have seen increased competition in affordable housing, which has affected the project's ability to perform at the levels originally projected. Each of the projects are beyond the start-up or construction phase and have been in operation for a sufficient period of time to enable management to conclude that additional provisions and reserves were required. Fidelity's current plans are to not originate, participate or invest in any new or additional Section 42 projects. Fidelity believes that the properties' cash flows will not improve significantly unless a change in the properties' financing or debt structure occurs. It is currently pursuing a plan to refinance its Section 42 projects. The availability of such refinancing depends upon numerous factors, including, among other things, interest rates, third-party appraisals and the occupancy levels in the
Section 42 projects. During fiscal 1999, one of Fidelity's primary goals was to seek refinancing opportunities with other potential financing sources. This is typically a lengthy process and Fidelity has been successful on a number of classified assets. Fidelity's classified assets and letters of credit have decreased $3.7 million to $37.5 million at June 30, 1999 from $41.3 million at June 30, 1998. Fidelity has a number of other credits in process for refinancing to further reduce the classified assets during fiscal 2000. The refinancing and workout effort is anticipated to be a significant portion of the Fidelity and United business plan during fiscal 2000.

The final subsidiary of United, Village Insurance Corporation, is engaged in the business of selling credit life insurance, as well as accident and health insurance, to United's loan customers.

A second subsidiary of Fidelity, Village Affordable Housing Corporation, was formed in fiscal 1998. This company was formed to hold an interest in a housing partnership that was initially financed by United, which was subsequently charged off by Village Affordable Housing Corporation.

Fidelity had consolidated total assets of $172.3 million and total shareholders' equity of $7.8 million as of June 30, 1999.

Fidelity's subsidiaries at June 30, 1999, are listed below:

SUBSIDIARY                                     PRINCIPAL OFFICE  YEAR ORGANIZED    ASSETS (in thousands)
1.  United Fidelity Bank, fsb                   Evansville, IN        1914                $167,535

    Subsidiaries of United Fidelity Bank, fsb:

    Village Capital Corporation                 Evansville, IN        1994                     783
    Village Insurance Corporation               Evansville, IN        1980                      85
    Village Management Corporation              Evansville, IN        1992                     306
    Village Housing Corporation                 Evansville, IN        1992                   2,669


2.  Village Affordable Housing Corporation      Evansville, IN        1998                      36

       Fidelity's home office is located at 700 S. Green River Road, Suite 2000, Evansville, Indiana, 47715 and its telephone number is (812) 469-2100.

COMPETITION

    Fidelity and United faces strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with the other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of September 20, 1999, approximately 4 banks, 3 thrifts, and 11 credit unions operated in the Evansville, Indiana metropolitan area, which is United's principal deposit market area. United is currently the second largest thrift in this market. Many competitors are substantially larger or have significantly greater capital resources than United. Due to recently enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana. Fidelity has discontinued development activities pertaining to the affordable housing industry and multifamily development in part because of increased levels of competition.

REGULATION OF FIDELITY

In addition to the general provisions discussed below, Fidelity and United are also subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, which also impacts the operations of Fidelity and United. See page 62 of this document for further details.

Fidelity is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended. Fidelity is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, United is subject to certain restrictions in its dealings with Fidelity and with other companies affiliated with Fidelity.

The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of, or controlling the assets of, any other savings association or savings and loan holding company; or (ii) acquiring or retaining more than 5% of the voting shares of a savings association or savings and loan holding company which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary association, or any other savings and loan holding company.

Fidelity operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limit (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

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

If Fidelity were to acquire control of another savings association, other than through merger or other business combinations with United, Fidelity would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority of the regulatory agencies to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of Fidelity and any of its subsidiaries (other than United or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by regulation of the Board of Governors of the Federal Reserve System as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

SAVINGS BANK REGULATION

General. As a federally chartered, SAIF-insured savings association, United is subject to extensive regulation by the OTS and the FDIC. The OTS periodically examines the books and records of United and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds.

United is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its securities, and limitations upon other aspects of banking operations. In addition, its activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

In May 1999 and July 1999 the United States Senate and the United States House of Representatives, respectively, each passed financial reform legislation. The legislation is intended to break down barriers between banking, securities and insurance activities, while continuing to restrict commercial activity by banks. The legislation also restricts the potential acquirers of unitary thrift holding companies. The Senate and the House must still agree on various aspects of the legislation and therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on Fidelity and United. Any changes in legislation or regulations, whether by legislation or regulatory action, could have a material impact on United and its operations. Neither Fidelity nor United can predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of Fidelity or United.

Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations and maintain full access to FHLB advances, it must be a "qualified thrift lender" ("QTL"). A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At June 30, 1999, the qualified thrift investment percentage test for United was 99.66%.

Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 4% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowing during the preceding calendar quarter. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member associations. At June 30, 1999, United was in compliance with these liquidity requirements, at 20.99%.

Loans-to-One-Borrower Limitations. HOLA generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At June 30, 1999, United's loan-to-one-borrower limitation was approximately $3.4 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At June 30, 1999, United had made $7.5 million in such loans under this higher lending limit.

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

Insurance of Deposits. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as United. The FDIC is required to maintain designated levels of reserves in each fund.

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

Annual deposit insurance premiums range between $0.00 and $0.27 per $100 of deposits are in effect, based on the assessment determined in accordance with the risk-assessment system discussed above. With respect to the funding of the obligations issued by the federally-chartered corporation ("FICO") which provided some of the financing to resolve the thrift crisis in the 1980's, BIF institutions pay approximately 20% of the rate paid by SAIF institutions on their deposits. After December 31, 1999, both BIF and SAIF institutions will be assessed at the same rate for FICO payments.

Community Reinvestment Act. Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance" and a written evaluation of each institution's performance. United received a satisfactory rating from the OTS in its most recent CRA examination. Also, the Federal Housing Finance Board has adopted regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. These regulations take into account a savings association's CRA record and the member's record of lending to first-time home buyers.

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

Enforcement. The OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. In addition, regulators are provided with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

Standards for Safety and Soundness. The federal banking agencies have prescribed for all insured depository institutions safety and soundness standards in the form of guidelines, relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset quality and growth, earnings, and compensation, fees and benefits. If an insured depository institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will issue an order requiring the institution to take immediate steps to correct a safety and soundness deficiency.

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

Under the OTS prompt corrective action regulation, generally, a savings association that has a total risk-based capital of less than 8.0% or a tier 1 risk-based capital ratio or leverage ratio of less than 4.0% is considered to be undercapitalized. A savings association that has a total risk-based capital of less than 6.0%, a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the associations, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

United's Subsidiaries. The OTS regulations permit federal savings associations to invest in the capital stock, obligations or specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 3% of an association's assets, provided any investment over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries in an aggregate amount not exceeding 50% of the association's regulatory capital if certain requirements and conditions are met. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF.

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. United's total assessment for the year ended June 30, 1999 was $65,000.

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

TRANSACTIONS WITH AFFILIATES

Pursuant to HOLA, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at June 30, 1999.

FEDERAL HOME LOAN BANK SYSTEM

United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of June 30, 1999, United was in compliance with this requirement.

YEAR 2000 READINESS DISCLOSURE

The federal banking agencies, including the OTS, have also established year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identity its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that defines scenarios where mission-critical systems might fail, evaluates contingency options to keep business operations going and provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risk controls to manage and mitigate the customer's Year 2000 risk to the institution. In the event the institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies may take certain actions, including enforcement action, to ensure an institution's Year 2000 readiness. For information regarding United's Year 2000 readiness, see page 23 of this document.

PERSONNEL

As of June 30, 1999 Fidelity had 92 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

Fidelity maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. Fidelity also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.

ITEM 2.  PROPERTIES
-------

The following table sets forth the location of Fidelity's savings bank offices, all of which are owned by United, as well as certain additional information relating to these offices as of June 30, 1999. United currently has no plans to sell or close any existing branches.

                              Year Facility                         Net
Office Location                  Opened                         Book Value
---------------               -------------                     ----------

Home Office                       1974                          $1,027,000
18 NW Fourth Street
Evansville, IN  47708

Eastside Branch                   1971                           1,873,000
700 S. Green River Rd
Evansville, IN  47715

Northside Branch                  1976                              97,000
4441 First Avenue
Evansville, IN  47710

Westside Branch                   1979                              95,000
4801 W. Lloyd Expressway
Evansville, IN  47712

Fidelity and the other non-bank subsidiaries use the premises of United's Home Office and 2nd floor of the Eastside Branch for its office and equipment needs and pays rental fees for such use.

ITEM 3.  LEGAL PROCEEDINGS
-------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

Fidelity's common stock is traded on the NASDAQ National Market System under the symbol FFED. The following table sets forth, for the periods indicated, the high and low bid prices per share as reported by NASDAQ. The bid prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                                1999                        1998
                                        ------------------------------------------------
                   QUARTERLY DIVIDENDS  COMMON STOCK BID PRICES  Common Stock Bid Prices
                   -------------------  ------------------------------------------------
YEAR ENDED JUNE 30    1999    1998       HIGH           LOW           High        Low
----------------------------------------------------------------------------------------
First quarter          -0-    $.10       $6 1/2       $3 1/2      $  9          $8 1/4
Second quarter         -0-     .10        5            3 1/4        10 3/8       8 3/4
Third quarter          -0-     .10        4            2 1/2        10 3/8       8 3/4
Fourth quarter         -0-     .05        3 7/8        2 3/4         9 3/8       6 1/16

Fidelity declared no dividends during fiscal 1999 compared to $.35 per share for 1998 and $.60 per share in 1997. Fidelity's principal source of income and funds is dividends from its savings bank subsidiary (United) which currently is subject to dividend restrictions. Unlike United, Fidelity is not subject to any regulatory restriction on future dividends. Fidelity's dividend policy is to pay cash or distribute stock dividends when the Board of Directors deems it to be appropriate, taking into account Fidelity's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. United will not pay any dividends in the immediate future without regulatory approval. Refer to the "Other Restrictions" footnote in Fidelity's consolidated financial statements and Management's Discussion and Analysis for further details. United is uncertain when it will pay dividends in the future and the amount of such dividends, if any. Fidelity anticipates that it will not pay any dividends in the foreseeable future.



                     (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA
-------

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        SELECTED STATISTICAL INFORMATION
            (Dollars in Thousands, Except Share and Per Share Data)

                                                         1999           1998           1997          1996           1995
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA AS OF JUNE 30

   Total assets                                        $172,253       $197,046      $240,819       $262,216       $269,438
   Interest-bearing deposits                             14,668          6,266         1,765          4,107          6,549
   Investment securities available for sale              27,325          9,854        13,790         17,459         15,404
   Loans, net                                           110,436        156,683       203,183        216,162        222,387
   Deposits                                             128,596        148,939       181,787        181,702        180,771
   Short-term borrowings                                    128          2,531         5,191          5,693          9,297
   Long-term debt                                        29,149         29,488        38,089         57,292         64,699
   Stockholders' equity                                   7,814          7,515        12,936         14,295         12,405

SELECTED OPERATIONS DATA FOR YEAR ENDED JUNE 30

   Interest income                                    $  14,094      $  17,192     $  20,282      $  21,529      $  15,794
   Interest expense                                       9,730         11,586        13,831         15,525         10,263
                                                  --------------------------------------------------------------------------
   Net interest income                                    4,364          5,606         6,451          6,004          5,531
   Provision for loan losses                               (138)         4,543           975            455            420
                                                  --------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                      4,502          1,063         5,476          5,549          5,111
   Non-interest income                                    2,663          3,025         3,856          8,180          5,377
   Non-interest expense                                   6,878         16,076         9,474          8,608          5,912
                                                  --------------------------------------------------------------------------
   Income (loss) before income tax                          287        (11,988)         (142)         5,121          4,576
   Income tax expense (benefit)                            (338)        (5,194)         (255)         1,886          1,515
                                                  --------------------------------------------------------------------------

   Net income (loss)                                   $    625       $ (6,794)     $    113      $   3,235      $   3,061
                                                  ==========================================================================
SELECTED FINANCIAL RATIOS
   Return on average assets                                 .33%         (3.12)%         .04%          1.18%          1.54%
   Return on stockholders' equity                          7.58         (50.68)          .83          23.75          27.52
   Net interest margin                                     2.48           2.79          2.72           2.29           2.87
   Net interest spread                                     2.24           2.62          2.57           2.11           2.59
   Tangible equity to assets at year end                   8.49           6.31          6.93           7.08           6.02
   Allowance for loan losses to loans                      3.09           1.91           .87            .49            .32
   Allowance for loan losses to non-performing
     loans                                                69.57         532.11        624.91         275.06         122.09
   Dividend payout ratio                                   N/A           N/A        1,500.00          67.52          28.45

PER SHARE DATA
   Diluted net income (loss)                            $   .20      $   (2.30)     $    .04      $    1.17      $    1.22
   Basic net income (loss)                                  .20          (2.30)          .05           1.32           1.30
   Cash dividends declared                                                 .35           .60            .79            .33
   Book value at year end                                  2.63           2.40          5.20           5.73           5.21
   Closing market price (bid) at year end                  2.88           6.50          8.75          11.25          10.88
   Number of average common and common equivalent
     shares outstanding                               3,143,179      2,956,157     2,655,181      2,776,147      2,498,892

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Fidelity Federal Bancorp (Fidelity), incorporated in 1993 under the laws of the State of Indiana, is a registered savings and loan holding company with its principal office in Evansville, Indiana. Fidelity's savings bank subsidiary, United Fidelity Bank, fsb (United), was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana. Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities. Fidelity has engaged in the business of owning, developing, building, renting and managing affordable housing projects through its wholly-owned subsidiaries, Village Management Corporation and Village Housing Corporation (collectively, the Affordable Housing Group). The Affordable Housing Group has structured and participated in multi-family housing developments which have been granted tax credits pursuant to Section 42 of the Internal Revenue Code of 1986 (Section 42), as amended (Code) and tax-exempt bonds. Village Housing Corporation, as general partner to the limited partnerships which own the developments, receives a percentage interest in the profits, losses and tax credits during the life of the project and receives a percentage of the annual cash flow and residual (sale or refinancing) proceeds during operation and at disposition or refinancing of the developments, respectively. Village Community Development Corporation, (a subsidiary merged into Village Housing Corporation during fiscal 1999) as contractor and developer, received construction and development fees as the projects were completed. As the developments progressed, development fee income was earned contractually on each project. These fees were not recognized as income until the limited partner's equity investment had been received or the syndication firm providing the equity had given a firm commitment to provide the funds. As part of Village Management's duties as project manager, it monitors compliance with the requirements of the Code to prevent recapture of all or a portion of the tax credits or forfeiture of the tax-exempt status of the bonds which would occur if certain tenant eligibility and rent restriction requirements were violated. Village Management Corporation, as manager of the completed project, receives a fee based on a percentage of rental payments received from the project's tenants. Fidelity has been engaged in affordable housing activities since September, 1992, through United, and since April, 1994, through Village Capital Corporation (VCC). Since June 30, 1994, VCC has earned fees by providing real estate mortgage banking services to unaffiliated borrowers.

In 1992, the Board of Directors developed and began implementation of a new business plan for United to improve the financial performance of the organization. The key elements of this business plan included: (i) the formation of a holding company to provide financial flexibility and to develop and engage in non-banking business; (ii) the formation of an affordable housing group to engage in real estate development, management and financing of affordable housing projects; and (iii) the growth of assets through the origination and acquisition of loans. After the implementation of the business plan, the holding company as well as the affordable housing group, consisting of three non-bank subsidiaries of United, was formed. In 1995 and 1996, revenue generated from affordable housing activities increased dramatically and significant asset growth was achieved, also resulting in higher revenues. To conserve capital, Fidelity slowed its growth rate in fiscal 1996 and positioned Fidelity to reduce debt, increase core deposits, sell loans, and use the proceeds to fund new loan production. During 1996, Fidelity encountered increasing competition in the affordable housing group area. As a result, Fidelity re-evaluated its business plan in fiscal 1997 and closed its Indianapolis, Indiana real estate development office. In 1998, Fidelity's Affordable Housing Group discontinued the development of real estate but continued to actively manage existing Company affordable housing projects. As a result of this, fee income from real estate development and real estate investment banking fees declined significantly. There were no real estate development fees recorded in fiscal 1999 or 1998. Village Housing Corporation and Village Management Corporation continue to be fully operational at Fidelity's headquarters in Evansville.

Fidelity's results in 1998 included an increase in the provision for loan losses of $3.6 million, a letter of credit valuation provision of $6.8 million, and an additional write-down of its investments in affordable housing projects

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

of $1.5 million. The majority of these charges relate to Fidelity's involvement in the Section 42 tax-credit real estate development program. The additional provision for loan loss and letter of credit valuation provision that was recorded in fiscal 1998 was recorded as a result of Fidelity's position that it was probable that the losses would occur and that the losses could be reasonably estimated. Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" (SFAS No. 5) requires that both of these conditions must be met before an estimated loss from a loss contingency is recorded. Prior to the third quarter of fiscal 1998, Fidelity had determined that the possibility of loss was "reasonably possible", but could not support that losses were "probable".

During the third quarter of fiscal 1998, Fidelity came to the realization that it was probable that assets had been impaired (loans and equity investments) and liabilities had been incurred (the letter of credit reserves). Fidelity came to this realization because an adequate amount of time had passed since the inception of the projects to support Fidelity's realization that the poor performance of several of these projects was likely to continue. This performance was below that which was originally projected for the majority of the projects. Competing projects in several of the communities in which the projects were in operation caused Fidelity to reduce its estimates of future profitability.

These projects are not designed to initially have positive cash flow, but the expectation is that they will have positive cash flow after the projects have been active for a certain amount of time. Prior to the third quarter of 1998, Fidelity determined that the reason for the projects not generating positive cash flows was principally due to the recent start-up of the projects. Fidelity was able to support that future improvements in monthly rents, monthly occupancies, expense control, and in some cases financing, would occur. This precluded Fidelity from determining that losses were "probable". The average amount of time that Fidelity's seventeen projects (those projects for which Fidelity's subsidiaries had equity investments) had been fully operational, as of March 31, 1998, was 36 months.

While Fidelity has not participated in the development of any new projects that it manages, the performance of a majority of the projects that Fidelity is managing is below that which was originally projected when the projects were formed. This has resulted in lower than expected cash flows, which are needed to support debt repayment. Cash flows of the projects have been affected by a number of items, including lower than expected occupancy and/or rent levels, higher-than-expected expenses and, in certain situations, additional construction costs or delays which resulted in longer start-up periods for the projects. The areas in which many of the projects are located have seen increased competition in affordable housing, which has affected the project's ability to perform at the levels originally projected. Each of the projects are beyond the start-up or construction phase and have been in operation for a sufficient period of time to enable management to conclude that additional provisions and reserves were required. Fidelity's current plans are to not originate, participate or invest in any new or additional Section 42 projects. Fidelity believes that the properties' cash flows will not improve significantly unless a change in the properties' financing or debt structure occurs. It is currently pursuing a plan to refinance its Section 42 projects. The availability of such refinancing depends upon numerous factors, including, among other things, interest rates, third-party appraisals and the occupancy levels in the
Section 42 projects. During fiscal 1999, one of Fidelity's primary goals was to seek refinancing opportunities with other potential financing sources. This is typically a lengthy process and Fidelity has been successful on a number of classified assets. Fidelity's classified assets and letters of credit have decreased $3.7 million to $37.5 million at June 30, 1999 from $41.3 million at June 30, 1998. Fidelity has a number of other credits in process for refinancing to further reduce the classified assets during fiscal 2000. The refinancing and workout effort is anticipated to be a significant portion of the Fidelity and United business plan during fiscal 2000. See "Allowance for Loan Losses" and "Classified Assets" for a more detailed discussion. The June 30, 1999 audited financial statements include condensed financial information about both of Fidelity's business segments.

The following table details average balances, interest income/expense and average rates/yield for Fidelity's earning assets and interest bearing liabilities for the years ended June 30, 1999, 1998 and 1997:

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS
            (Dollars In Thousands on Fully Taxable Equivalent Basis)

                                         1999                            1998                            1997
                           -------------------------------------------------------------------------------------------------
                             AVERAGE              AVERAGE    Average              Average    Average             Average
YEAR ENDED JUNE 30          BALANCES   INTEREST    RATES    Balances   Interest    Rates    Balances   Interest    Rates
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Federal funds sold and
     other
     short-term money      $  18,962    $   964     5.08%  $   5,533   $    330     5.96%  $   3,594   $    194      5.40%
     market
     investments
   Investment securities
     available for sale
   Taxable                    15,455        955     6.18      10,806        650     6.01      16,168      1,033      6.39
   Tax exempt (1)                                                444         36     8.33         963         85      8.83
   Loans held for sale
   Federal Home Loan Bank
      Stock                    3,920        314     8.01       3,920        316     8.06       3,920        307      7.83
   Loans (2) (3)
     Commercial loans          8,055        791     9.82      11,683      1,124     9.62      11,695      1,154      9.87
     Multi-family loans       33,918      2,999     8.84      25,573      2,672    10.45      22,768      2,374     10.43
     Real estate mortgages    63,980      4,956     7.75     114,335      9,213     8.06     155,527     12,919      8.31
     Consumer loans           31,840      3,115     9.78      28,939      2,863     9.89      23,803      2,245      9.43
                           ----------------------          ----------------------          -----------------------
       Total loans           137,793     11,861     8.61     180,530     15,872     8.75     213,793     18,692      8.74
                           ----------------------          ----------------------          -----------------------
       Total earning assets  176,130     14,094     8.00     201,233     17,204     8.55     238,438     20,311      8.52
                                       ----------                      ----------                     ------------
   Allowance for loan losses  (3,414)                         (2,538)                         (1,664)
   Cash and due from banks     2,680                           3,018                           2,386
   Premises and equipment      5,749                           6,214                           6,145
   Other assets               10,426                           9,799                           8,825
                           ------------                    ------------                    ------------
       Total assets         $191,571                        $217,726                        $254,130
                           ============                    ============                    ============

LIABILITIES
   Interest-bearing
     deposits
     Interest-bearing      $  20,436    $   716     3.50% $  22,211    $    942      4.24% $  20,585   $    868      4.22%
       checking
     Money market accounts     2,733         61     2.23      3,027          82      2.71      3,890        106      2.72
     Savings accounts          5,082        118     2.32      4,813         136      2.83      4,793        139      2.90
     Certificates of
       deposit               112,539      6,572     5.84    128,142       7,625      5.95    148,754      8,887      5.97
                           ----------------------         -----------------------          -----------------------
       Total
          interest-bearing   140,790      7,467     5.30    158,193       8,785      5.55    178,022     10,000      5.62
          Deposits
   Federal funds purchased                                      116           7      6.03      1,810        102      5.64
   Other borrowings           15,167      1,384     9.13     17,673       1,523      8.62     19,664      1,616      8.22
   Federal Home Loan Bank
       Advances               13,103        879     6.71     19,253       1,271      6.60     33,136      2,113      6.38
                           ----------------------         -----------------------          -----------------------
       Total
         interest-bearing
           liabilities       169,060      9,730     5.76    195,235      11,586      5.93    232,632     13,831      5.95
                                       ----------                      ----------                      -----------
   Non-interest bearing
     demand Deposits           5,724                          5,229                           5,684
   Advances by borrowers
     for Taxes and insurance     457                            596                             798
   Other liabilities           8,079                          3,260                           1,420
                           ------------                    -----------                    ------------
     Total liabilities       183,320                        204,320                         240,534

STOCKHOLDERS' EQUITY           8,251                         13,406                          13,596
                           ------------                    -----------                    ------------

   Total liabilities and
      Stockholders' equity  $191,571                       $217,726                        $254,130
                           ============                   ============                    ============

       Net interest
          income/margin                $  4,364     2.48%              $  5,618     2.79%              $  6,480      2.72%
                                      ======================          ======================          ======================

Interest rate spread (4)                            2.24%                           2.62%                            2.57%
Average interest-bearing
   assets to average                              104.18%                         103.07%                          102.50%
   interest-bearing
    liabilities

(1) Tax-exempt securities have been adjusted to a fully tax equipment basis using a marginal tax rate of 34%.

(2) Nonaccrual loans have been included in the average balances.

(3) Loan income includes interest and fees on loans.

(4) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity's interest rate-sensitive assets and liabilities. Due to a significant decrease in earning assets, net interest income decreased to $4.4 million or 22.3% in 1999 from $5.6 million in 1998.

The reduction in net interest income in 1999 was primarily due to the continued reduction in average earning assets of $25.1 million, which was partially offset by a decrease in average interest-bearing liabilities of $26.2 million. Fidelity's reduction in average earning assets and average interest bearing liabilities has occurred in fixed rate 1-4 family mortgage loans and certificates of deposit, primarily agent-acquired deposits. Average real estate mortgage loans have decreased $50.4 million, resulting in a decrease of $4.3 million in interest income. Certificates of deposit and borrowings partially offset this reduction in assets with a decrease of $15.6 million in certificates and $8.7 million in borrowings. This resulted in decreased interest expense of $1.1 million and $.5 million, respectively. Interest income for the year ended June 30, 1999 was $14.1 million compared to $17.2 million for the year ended June 30, 1998, a decrease of $3.1 million or about 18.0%. Interest expense for the year ended June 30, 1999 was $9.7 million compared to $11.6 million for the year ended June 30, 1998, a decrease of $1.9 million or 16.4%. The reduction in average earning assets was attributable to payoffs and the sale of several conventional real estate mortgage loans. The average balance of agent-acquired certificates of deposit, which had an average rate of 6.26% in 1998, was reduced from $42.4 million in 1998 to $33.5 million in 1999 with an average rate of 6.02%.

The net interest margin decreased in 1999 to 2.48% from 2.79% in 1998. The average yield on interest-earning assets and average rate paid on interest-bearing liabilities of 8.00% and 5.76% declined from last year's average rates of 8.55% and 5.93%. The decrease in the net interest margin, as previously mentioned, is the result of loan payoffs on fixed rate 1-4 family loans and the sale of new loan production on the secondary market. Commercial loans and higher yielding multi-family loans continue to decrease due to refinancing and payoffs. This will likely be a continuing trend during the term of the Supervisory Agreement between United and the OTS, as certain lending activities are restricted.

Net interest income decreased by 13.1% in 1998 compared to $6.5 million in 1997. The reduction in net interest income in 1998 was primarily due to a decrease in average earning assets of $37.2 million, which was partially offset by a decrease in average interest-bearing liabilities of $37.4 million. Interest income for the year ended June 30, 1998 was $17.2 million compared to $20.3 million for the year ended June 30, 1997, a decrease of $3.1 million or about 15.3%. Interest expense for the year ended June 30, 1998 was $11.6 million compared to $13.8 million for the year ended June 30, 1997, a decrease of $2.2 million or 16.2%. The reduction in average earning assets was attributable to a significant number of multi-family and commercial loan payoffs, as well as payoffs on conventional residential real estate mortgage loans. The average balance of agent-acquired certificates of deposit, which had an average rate of 6.26% in 1998, was reduced from $70.3 million in 1997 to $42.4 million in 1998 as Fidelity reduced the balance of this higher-cost source of funds.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The net interest margin improved in 1998 to 2.79% from 2.72% in 1997. The average rate of interest-earning assets and average rate paid on interest-bearing liabilities of 8.55% and 5.93% were consistent with the rates in 1997 of 8.52% and 5.95%. The increase in the margin was affected positively by the maturing of agent-acquired certificates and an increase in the balance and average rate of consumer loans. The increase was affected negatively by a decrease in higher yielding multi-family construction and commercial real estate loans.

QUARTERLY RESULTS OF OPERATIONS

Notwithstanding the aforementioned loan and letter of credit reserves set aside in 1998, Fidelity's earnings may have experienced some variability from quarter to quarter due to the uncertainty of the timing when certain classified assets are refinanced or paid off, resulting in potential reversals of provision for loan losses and letter of credit reserves.

                                           SEPTEMBER 30      DECEMBER 31          MARCH 31          JUNE 30            TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                     (In Thousands)
1999
   Interest income                               $3,883           $3,709            $3,363           $3,139          $14,094
   Interest expense                               2,618            2,556             2,364            2,192            9,730
                                          ---------------------------------------------------------------------------------------
     Net interest income                          1,265            1,153               999              947            4,364
   Provision for loan losses                         75               75              (404)             116             (138)
   Non-interest income                              895              738               571              459            2,663
   Non-interest expense                           1,841            1,788             1,874            1,375            6,878
                                          ---------------------------------------------------------------------------------------
   Income (loss) before income tax                  244               28               100              (85)             287
   Income tax benefit                               (92)             (73)              (35)            (138)            (338)
                                          ---------------------------------------------------------------------------------------

   Net income                                   $   336          $   101           $   135          $    53          $   625
                                          =======================================================================================

   Net income per share
     Diluted net income                            $.11             $.03              $.04             $.02             $.20
     Basic net income                               .11              .03               .04              .02              .20
     Cash dividends*

1998
   Interest income                               $4,887           $4,453            $3,993           $3,859          $17,192
   Interest expense                               3,285            3,057             2,700            2,544           11,586
                                          ---------------------------------------------------------------------------------------
     Net interest income                          1,602            1,396             1,293            1,315            5,606
   Provision for loan losses                        135               90             4,298               20            4,543
   Non-interest income                              850              974               590              611            3,025
   Non-interest expense                           1,649            1,697            11,070            1,660           16,076
                                          ---------------------------------------------------------------------------------------
   Income (loss) before income tax                  668              583           (13,485)             246          (11,988)
   Income tax expense (benefit)                     159              175            (5,363)            (165)          (5,194)
                                          ---------------------------------------------------------------------------------------

   Net income (loss)                            $   509          $   408           $(8,122)         $   411         $ (6,794)
                                          =======================================================================================

   Net income (loss) per share

     Diluted net income (loss)                     $.19             $.13           $(2.60)             $.13          $(2.30)
     Basic net income (loss)                        .19              .13            (2.60)              .13           (2.30)
     Cash dividends                                 .10              .10             .10                .05             .35

*No cash dividends were paid in fiscal 1999.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RATE/VOLUME ANALYSIS

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of Fidelity's average earning assets and average interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                         1999 COMPARED TO 1998                 1998 Compared to 1997
                                                      INCREASE (DECREASE) DUE TO           Increase (Decrease) Due To
                                            --------------------------------------------------------------------------------
                                                VOLUME          RATE          NET        Volume          Rate       Net
----------------------------------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Interest income on average earning assets
   Loans                                        $(3,758)        $(254)     ($4,012)     $(2,908)         $88      $(2,820)
   Investment securities                            243            25          268         (388)         (44)        (432)
   Federal Home Loan Bank stock                                    (2)          (2)                        9            9
   Federal  funds sold and other  short-term
     money market investments                       801          (167)         634          105           31          136
                                            --------------------------------------------------------------------------------
       Total interest income                     (2,714)         (398)      (3,112)      (3,191)          84       (3,107)
                                            --------------------------------------------------------------------------------

Interest expense on average
interest-bearing liabilities
   NOW accounts                                     (75)         (151)        (226)          69            5           74
   Money market deposit accounts                     (8)          (13)         (21)         (24)                      (24)
   Passbook savings accounts                          8           (26)         (18)           1           (4)          (3)
   Certificates of deposit                         (928)         (125)      (1,053)      (1,231)         (31)      (1,262)
   Federal funds purchased                           (7)                        (7)         (95)                      (95)
   Other borrowings                                (216)           77         (139)        (164)          71          (93)
   Federal Home Loan Bank advances                 (406)           14         (392)        (885)          43         (842)
                                            --------------------------------------------------------------------------------
       Total interest expense on
         interest-bearing liabilities            (1,632)         (224)      (1,856)      (2,329)          84       (2,245)
                                            --------------------------------------------------------------------------------

Changes in net interest income                  $(1,082)        $(174)     $(1,256)     $  (862)       $   0      $  (862)
                                            ================================================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES AND LETTER OF CREDIT RESERVES

Fidelity makes provisions for possible loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb possible losses in the loan portfolios. The provision for loan losses for fiscal 1999 had a credit of $138,000 compared to expense of $4.5 million in the prior year, a decrease of $4.6 million. During 1999, as a result of a reduction in classified and criticized assets and an overall improvement in the operating results of Fidelity's affordable housing portfolio, Fidelity reduced its provision for loan losses and reserve for letters of credit and recognized income of $138,000 and $715,000, respectively.

The ratio of non-performing loans to the allowance for loan losses was 143.7% at June 30, 1999 compared to 18.8% at June 30, 1998. The increase in non-performing loans is due to one large multi-family loan to an unaffiliated borrower which is past due pending its refinancing. Fidelity is assisting the borrower in obtaining alternate refinancing; however, the ultimate refinancing of this credit with no additional losses cannot be assured. A specific reserve has been established for this loan.

Changes in loan and letter of credit concentrations and terms did not affect the amount of the allowance for loan losses and letter of credit valuation reserve for each period. The primary factor that led Fidelity to determine that additional reserves were required, in 1998, was that enough time had passed since start-up of the projects to more accurately project the future performance of the projects. This changed Fidelity's evaluation of the quality of the applicable projects and its assessment of the quality of those credits which it held in its portfolio.

The method used during the third quarter of fiscal 1998 to determine the amount of required reserves for affordable housing industry permanent and general partner loans, equity investments and letter of credit used past monthly cash flows as a determinant as to how much debt service the projects could support. Specifically, the method determined the amount of debt service as follows:

1. Cash flows from the projects were scheduled from internal project records. These were used to project annualized cash flows that were based on periods of time that were considered to be best reflective of future performance of that project. Certain items affecting cash flows during only certain months of the year, such as the payment of real estate taxes, were subtracted from the calculated annualized amounts so that monthly cash flows would be reflective of actual monthly operation.

2. A projected loan amount that could be supported by current cash flows was calculated using the computed cash flows for the most appropriate period (converted to a monthly cash flow amount), the current rate, and a 25-year amortization period. This amount was added to the computed residual value of the project at the end of a 15-year amortization period to reflect the total value of the project.

3. This information was used to determine proper classifications, and ultimately reserves, for the loan, letter of credit, general partner loan and equity investment amounts. A "potential tax credit market adjustment" was computed by taking the difference between the price paid by investors for tax credits at the project's inception and an amount that was determined to be better reflective of the true value of the credits. This market adjustment was used to determine what portion of the loan, letter of credit, general partner loan and equity investment would be classified as doubtful, which included a 50 percent reserve, and loss, which included a 100 percent reserve or charge-off of the related asset or reserve for the letter of credit.

4. The analyses were updated quarterly for current operating information of the actual projects. The assumptions used to compute reserves were not significantly changed for any of the quarters in fiscal 1999; only the data used to compute classifications was changed. The period of cash flows used was changed in certain instances if it was determined that a change better reflected future projected results. The percentages applied to the categories of substandard, doubtful and loss were 10, 50 and 100 percent.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Prior to the quarter ended March 31, 1998, affordable housing industry loans and letters of credit were classified in the categories of pass, special mention, substandard, doubtful and loss. Percentages were applied to the balances classified in the respective categories that represented Fidelity's best estimate of loss for those classifications.

Specific reserves are assigned to certain credits. The reserves are determined by management's evaluation of those credits. The results of internal loan reviews, OTS evaluations and recent events assist Fidelity in making that evaluation. The independent support for the allowance for loan losses and letter of credit valuation reserve includes documentation that supports the amount of recorded reserves for these credits.

General reserves for loans and letters of credit not specifically reserved are also determined. Fidelity computes general reserves for the commercial, commercial mortgage, residential mortgage, consumer and credit card loan portfolios by utilizing historical information and information currently available about the loans within those portfolios that provides information as to the likelihood of loss. The potential effect of current economic conditions is also considered with respect to establishing general reserve percentages.

NON-INTEREST INCOME

Non-interest income decreased by $362,000 or 12.0% for the year ended June 30, 1999, compared to a decrease of $831,000 or 21.6% for the year ended June 30, 1998. The following table summarizes non-interest income for the three years ended June 30:

                                                                                         CHANGE FROM PRIOR YEAR
                                                                                           INCREASE (DECREASE)
                                                                        ----------------------------------------------------
                                                        AMOUNT                      1999                      1998
                                 -------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30                    1999         1998           1997      AMOUNT       PERCENT      Amount       Percent
----------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
Fee income from real estate
   development and management       $   196      $   191        $   337      $   5         2.6%        $(146)      (43.3)%
Service charges on deposit
    accounts                            437          436            316          1          .2           120        38.0
Gain on sale of
   Real estate loans                    343          186            338        157        84.4          (152)      (45.0)
   Investment securities                              79             42        (79)     (100.0)           37        88.1
Letter of credit fees                   582          657            722        (75)      (11.4)          (65)       (9.0)
Real estate investment
   banking fees                          78          139            963        (61)      (43.9)         (824)      (85.6)
Agent fee income                        333          650            452       (317)      (48.8)          198        43.8
Title fee income                         72           10             41         62       620.0           (31)      (75.6)
Other                                   622          677            645        (55)       (8.1)           32         5.0
                                 -------------------------------------------------------------------------------------------

     Total non-interest income       $2,663       $3,025         $3,856      $(362)      (12.0)%       $(831)      (21.6)%
                                 ===========================================================================================

Fidelity's level of activity in Section 42 real estate activities has continued to decrease. Fidelity has recorded no Section 42 real estate development fees over the past two years. Fee income from management activities was approximately the same as 1998 even though there was a reduction during the year in fee percentage from 5% to 4% collected on partnerships for which Village Housing Corporation is the general partner. Service charges on deposit accounts remained approximately the same as last year despite a reduction in the deposits. Net gains on the sale of single-family loans increased $157,000 over the same period in 1998 and slightly over 1997 levels, resulting from increased loan originations during the year. No securities were sold in the current year; gains of $79,000 and $42,000 were recorded in 1998 and 1997, respectively. Letter of credit fees in fiscal 1999 were $582,000 compared to $657,000 and $722,000 in fiscal years 1998 and 1997. Outstanding letters of credit at June 30, 1999 were $45.0 million compared to $55.4 and $54.4 million at June 30, 1998 and 1997, respectively. The decrease in fee income is due to the reduction in letters of credit outstanding. Real estate investment banking fees continue to decrease from prior years and will likely be minimal in future periods.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

United has participated in an arrangement in which automobile loans are originated on behalf of another organization for the last three fiscal years. Agent fee income, which represents earned fees from these transactions, decreased $317,000 for the year ended June 30, 1999 compared to the same period last year. In January 1999, the head of United's consumer loan division and key members of the consumer loan division staff left United to accept employment with a competitor. United has been unable to continue to compete in this market segment since the departure of the staff. As such, United's revenue from consumer loans has been sharply reduced. During the fourth quarter of fiscal 1999, United hired a manager and staff to resume this lending activity. United commenced certain types of consumer lending, such as home equity lending as of June 30, 1999. United expects to fully resume indirect lending during the first quarter of fiscal 2000. Title fee income increased $62,000 over last year and $31,000 over 1997, due to increased loan volume.

NON-INTEREST EXPENSE

Non-interest expense decreased by $9.2 million or 57.2% for the year ended June 30, 1999, compared to 1998 after increasing by $6.6 million or 69.7% in 1998 from 1997. The following table summarizes non-interest expense for the three years ending June 30:

                                                                                        CHANGE FROM PRIOR YEAR
                                                                                           INCREASE (DECREASE)
                                                                        ----------------------------------------------------
                                                 AMOUNT                           1999                       1998
                                 -------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30                    1999        1998         1997         AMOUNT     PERCENT        Amount      Percent
----------------------------------------------------------------------------------------------------------------------------
                                               (Dollars In Thousands)
Salaries and employee benefits       $3,414     $  3,341        $4,318     $    73        2.2%        $ (977)     (22.6)%
Letter of credit valuation
   provision                           (715)       6,778                    (7,493)    (110.5)%        6,778      100.0
Write down of affordable
   housing partnership
   investments                          545        1,478           335        (933)     (63.1)         1,143      341.2
Legal and professional                  379          304           303          75       24.7              1         .3
Occupancy expense                       394          444           481         (50)     (11.3)           (37)      (7.7)
Equipment expense                       299          354           374         (55)     (15.5)           (20)      (5.3)
Data processing expense                 407          456           318         (49)     (10.7)           138       43.4
Affordable housing group
   activity expenses                                 769           177        (769)    (100.0)           592      334.5
Advertising                             202          199           230           3        1.5            (31)     (13.5)
Deposit insurance                       244          140           255         104       74.3           (115)     (45.1)
SAIF assessment                                                  1,040                                (1,040)    (100.0)
Correspondent bank charges              154          160           135          (6)      (3.8)            25       18.5
Printing and supplies                   104          130           181         (26)     (20.0)           (51)     (28.2)
Loss on investment                      246           87           132         159      182.8            (45)     (34.1)
Telephone                                74           74           111                                   (37)     (33.3)
Postage                                  95           79            96          16       20.3            (17)     (17.7)
Travel and lodging                       44           68            95         (24)     (35.3)           (27)     (28.4)
Other operating expense                 992        1,215           893        (223)     (18.4)           322       36.1
                                 -------------------------------------------------------------------------------------------

   Total non-interest expense        $6,878      $16,076        $9,474     $(9,198)     (57.2)%       $6,602       69.7%
                                 ===========================================================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The decrease in total non-interest expense for 1999, as compared to 1998, relates primarily to expenses associated with Fidelity's Section 42 tax credit real estate development program in the previous year. Last year, Fidelity recorded specific reserves of $6.8 million related to letters of credit issued by Fidelity and United and also charged off equity investments in these projects of $1.5 million. Although the majority of the letters of credit reserve relates to the Section 42 program, a portion of this reserve relates to letters of credit that are not related to the Section 42 program. Fidelity funded one letter of credit with a specific reserve of $895,000. Upon the calling of the letter of credit, and the conversion of it to a loan, the reserve was transferred to the allowance for loan losses. This loan was paid in full during the second quarter. No other letters of credit have been called upon during fiscal 1999. Due to decreased activities in the Affordable Housing Group, no additional expenses were recognized in 1999 compared to $769,000 and $177,000 in fiscal 1998 and 1997, respectively. Also included in the 1998 expense of $769,000 were abandoned projects expense of $213,000 and write-offs of partnership management, investment banking, real estate development and letter of credit fees totaling $384,000. Abandoned projects expense consists of costs that were incurred at sites that will not be fully developed.

Salaries and employee benefits increased $73,000 for the year ended June 30, 1999 compared to the same period last year. Salaries increased primarily due to an increase in incentives in the mortgage loan area as a result of increased originations over the prior year and some staffing replacements. Legal and professional fees increased $75,000 over last year due to additional costs incurred for workout activities with respect to various classified assets, and other legal actions commenced by Fidelity, including actions connected with Fidelity's efforts to divest of its Section 42 tax-credit property loans and investments. Occupancy and equipment expenses decreased by $50,000 and $55,000, respectively, compared to the prior year, as management continues to closely monitor expenses. Data processing expenses decreased $49,000 due to a smaller number of transactions with the data processor resulting from the reduction of asset size. Deposit insurance increased $104,000 over the prior year, due to the change in United's risk classification compared to the prior year. Fidelity has recorded its percentage share of losses, as accounted for under the equity method of accounting, for its investments in various IRS Section 42 developments by $246,000 compared to $87,000 and $132,000 in the prior years. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Non-interest expense for 1997 also included a one-time special Savings Association Insurance Fund assessment of approximately $.06 per $100 of deposits, or $1 million, that was imposed on thrifts in September 1996. Postage increased $16,000 over last year but was offset by a $24,000 decrease in travel and lodging due to decreased activities in the Multi-family and Affordable Housing Group segment. Other operating expense decreased $223,000 primarily due to the reduction in the size of Fidelity and its exit from certain nonprofitable lines of business.

INCOME TAX BENEFIT

The income tax benefit was $338,000 in 1999 compared to $5.2 million and $255,000 for 1998 and 1997, respectively. Income tax benefit decreased $4.9 million for the year ended June 30, 1999 compared to the same period in 1998, primarily due to an increase in taxable income. Included in the tax benefit of $338,000 for the year ended June 30, 1999 are tax credits of $460,000. These credits are received from Fidelity's investment in Section 42 affordable housing projects and comprise a portion of the return on these investments. Fidelity also receives the tax benefit of its percentage of the operating losses for those projects. Some of the benefits associated with these tax credits are partially offset by reductions of the investment in the Section 42 projects, which are included in the above table under the caption "Loss on Investment". The effective tax rate for the current year was 117.8% compared to 43.3% and 180% for 1998 and 1997, respectively.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The change in the deferred tax asset balance from June 30, 1997 to June 30, 1998 was $3,368,000 and was due primarily to the loss incurred in fiscal 1998. At June 30, 1998, a portion of the net operating loss was carried forward and a portion was carried back to generate refunds from prior tax years. The portion that was carried back "freed up" credits utilized in prior years. These credits are now being carried forward. The remainder of the change in the deferred tax balance is primarily due to writedowns of assets that are not deductible for tax purposes for fiscal 1998.

A determination of the need to record a valuation allowance for the deferred tax asset was made at June 30, 1999 and 1998 after projecting the reversal of the deferred items. These analyses was based on projected operating income in future years. These analyses showed that all carryforwards would get utilized within the carryforward time periods (federal and state) and therefore no valuation allowance was recorded.

YEAR 2000

Fidelity has completed an assessment of its computer systems and identified those systems that it believes could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. At June 30, 1999, Fidelity completed testing its internal mission critical hardware systems to determine if they are Year 2000 compliant. Fidelity's main data processor, mortgage loan software, personal computers, alarms, cameras, VCRs and other related equipment also have been tested. The results of the testing, while necessitating some modifications, have been satisfactory. While Fidelity has exposure to several risks related to the Year 2000, the primary risk is the potential inability to correctly process and record customer loan and deposit transactions.

Fidelity is on schedule with regard to the requirements that have been established for the banking industry by the Federal Financial Institution Examination Council (FFIEC). These standards require that a series of procedures be performed by financial institutions within established timeframes to reduce the risk of noncompliance with the Year 2000 issue. Specifically, Fidelity developed a testing plan and a customer-based risk management plan. While Fidelity believes that it will continue to meet all of the FFIEC requirements, it cannot guarantee that the systems of other companies on which Fidelity's systems rely will be compliant. Third party non-compliance for the Year 2000 issue could potentially have a material impact on Fidelity.

Fidelity has completed a contingency plan in the event its internal systems, or the systems of those material vendors on which it is reliant, would not be compliant with Year 2000 requirements. Fidelity has begun and will continue testing its contingency plan through the end of 1999, and modifying the plan, when appropriate, based on test results. A cash contingency supplement to the overall contingency plan has also been developed for potential Year 2000 liquidity issues.

Fidelity has recognized expense of approximately $160,000 over the past two years for costs related to the Year 2000. The amounts that have been paid to date were to provide assistance to Fidelity with the initial assessment and formulation of a plan to ensure compliance with the Year 2000, for equipment to assist in the testing process and for replacement of non-compliant personal computers and equipment. At June 30, 1999, Fidelity has completed its assessment of the expected total cost of performing necessary procedures or purchasing equipment that is compliant with the Year 2000. Fidelity is anticipating costs of approximately $310,000 to ensure Year 2000 compliance. A portion of these costs have been capitalized with the purchase and replacement of non-compliant equipment. At June 30, 1999, total commitments to purchase new equipment, software or to incur material costs to modify existing systems were approximately $137,000. These costs do not include salaries paid to current employees related to time spent with the Year 2000 issue.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fidelity outsources a significant portion of its data processing to an outside provider. A worst case scenario for Fidelity would likely involve non-compliance with the Year 2000 by its primary data processor in such a manner that would leave Fidelity in a position where it could not correctly process and record customer loan and deposit transactions. Fidelity has reviewed all of the data processing provider's test scripts and results. At this time, no material problems have come to Fidelity's attention with respect to test results. A failure by other third parties to effectively manage the Year 2000 issue, including Fidelity's payroll processor, utility company, telecommunications company, etc., could have an adverse effect on Fidelity's operations, customer service and net income. No assurance can be provided that these third parties will be Year 2000 compliant.

Fidelity completed its assessment of the potential impact of the Year 2000 on its commercial lending customers, but believes that the impact, in terms of potential credit exposure, would not be material. The majority of Fidelity's commercial lending portfolio consists of commercial real estate loans that are made to companies that are not technologically intensive.

Fidelity cannot provide any assurance that the effect of the Year 2000 will not be material to Fidelity's financial position or operating results.

FINANCIAL CONDITION

Total assets at June 30, 1999 decreased $24.7 million or 12.5% to $172.3 million from $197.0 million in 1998. Average assets for 1999 decreased 12.0% from 1998 to $191.6 million. Average interest-bearing liabilities decreased $26.2 million as Fidelity used loan payoff proceeds to reduce borrowings and agent-acquired certificates of deposit, which represent a higher-cost source of funds for Fidelity.

The decrease in total assets is primarily the result of loan payoffs, refinancing and payments received on fixed 1-4 family mortgage loans. Fidelity has continued to sell current production of fixed 1-4 family mortgages to investors in the secondary market, therefore the mortgage loan portfolio continues to decline.

LOANS

The following table shows the composition of Fidelity's loan portfolio as of June 30:

JUNE 30                                         1999             1998            1997             1996             1995
----------------------------------------------------------------------------------------------------------------------------
                                                              (In Thousands)
Real estate mortgage loans
   First mortgage loans
     Conventional                            $  49,733        $  71,343       $  94,293         $106,344         $113,971
     Construction                                6,732           16,110          32,577           36,938           24,670
     Commercial                                 14,140           20,753          26,668           18,267            7,133
     Multi-family loans                          7,597            5,742           9,602           15,420           26,147
     First mortgage real estate loans
        purchased                                2,061            2,704           3,184            7,612            4,921
                                        ------------------------------------------------------------------------------------
                                                80,263          116,652         166,324          184,581          176,842
   Commercial loans, other than
      secured by real estate                     6,076           11,568          12,522            9,393            6,414
   Consumer and home equity loans               27,618           31,512          26,118           23,247           39,844
                                        ------------------------------------------------------------------------------------
       Total loans                             113,957          159,732         204,964          217,221          223,100
   Allowance for loan losses                    (3,521)          (3,049)         (1,781)          (1,059)            (713)
                                        ------------------------------------------------------------------------------------

       Net loans                              $110,436         $156,683        $204,964         $216,162         $222,387
                                        ====================================================================================

       Total assets                           $172,253         $197,046        $240,819         $262,216         $269,438
                                        ====================================================================================

       Total loans to total assets               66.2%            81.1%           85.4%            82.8%            82.8%
                                        ====================================================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Fidelity began selling current production of 1-4 family loans in 1997, recording the gain or loss and using the proceeds to fund new products. With this strategy in place, conventional real estate mortgage loans decreased $44.6 million from June 30, 1997 to June 30, 1999.

Construction loans decreased by $9.4 million at June 30, 1999 from June 30, 1998. Construction loans at June 30, 1999 include $5.9 million of multi-family loans. Multi-family loans increased $1.9 million over the prior year due to the change in status from a multi-family construction loan to the multi-family loan category. Multi-family construction loans decreased $7.0 million from June 30, 1998 to June 30, 1999.

Commercial real estate loans and commercial loans have continued to decrease since 1997 due to payoffs, paydowns and an overall decline in originations. Additional factors playing a role in this decrease is the Supervisory Agreement that United is currently under which restricts new commercial lending. Refer to the "Other Restrictions" footnote for additional information. The focus of United's commercial lending department has been to develop action plans to minimize potential losses relating to its classified commercial credits and its letter of credit exposure. Multi-family loans overall, including construction, have decreased since 1995 as Fidelity has sold participations in the loans or received payoffs because of the availability of more favorable financing alternatives. In several cases where multi-family loan borrowers required more favorable financing alternatives, Fidelity has issued a standby letter of credit and continued to assume the credit risk associated with the financing.

Consumer and home equity loans decreased $3.9 million from June 30, 1998 to $27.6 million at June 30, 1999. The two primary reasons for the decrease are paydowns, payoffs and employee turnover in the consumer loan division as previously mentioned in the "non-interest income" discussion. Management anticipates that consumer loan volume will increase with the recent staff replacements to the consumer loan department.

Fidelity's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies or highly leveraged transactions, nor any concentration to borrowers engaged in the same or similar industries that exceed ten percent of total loans.

LOAN MATURITIES

The following table sets forth the remaining maturities for certain loan categories as of June 30, 1999:

                                 WITHIN ONE  ONE TO FIVE  AFTER FIVE
JUNE 30                             YEAR        YEARS        YEARS       TOTAL
--------------------------------------------------------------------------------
                                                  (In Thousands)

Real estate mortgage loans        $  9,224      $11,941     $58,640    $  79,805
Consumer and home equity loans      11,176       15,430       1,012       27,618
Commercial loans                     2,915        3,619                    6,534
                                 -----------------------------------------------

       Total                       $23,315      $30,990     $59,652     $113,957
                                 ===============================================

Predetermined interest rates      $  8,889      $23,299     $28,430    $  60,618
Floating interest rates             14,426        7,691      31,222       53,339
                                 -----------------------------------------------

                                   $23,315      $30,990     $59,652     $113,957
                                 ===============================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NON-PERFORMING LOANS

Fidelity discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. When a loan reaches a ninety day or more past due status, the asset is generally repossessed or sold, if applicable, or the foreclosure process is started and the loan is moved to other real estate owned to be sold. A loan could be placed in a nonaccrual status sooner than ninty days, if management knows the customer has abandoned the collateral and has no intention of repaying the loan. At this point, management discontinues the accrual of interest and Fidelity would start the repossession or foreclosure process. Typically, when a loan reaches nonaccrual status, the accrued interest is reversed from income, unless strong evidence exists that the value of the collateral would support the collection of interest in a foreclosure situation. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. Income received on nonaccrual loans was $10,000 and $157,000 in 1999, respectively, compared to nonaccrual interest income of $10,000 in 1998 and $11,000 in 1997. Additional interest income of approximately $214,000, $33,000 and $12,000 for 1999, 1998 and 1997, respectively, would have been recorded had income on nonaccruing and restructured loans been considered collectible and accounted for on an accrual basis.

The following table provides information on Fidelity's non-performing loans as of June 30:

JUNE 30                                                    1999           1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars In Thousands)
Non-accrual loans
   Real estate mortgage                                  $    76          $461          $256          $342         $  47
   Multi-family                                            4,112
Restructured
   Real estate mortgage                                                                                              514
   Consumer                                                   77
90 days or more past due and accruing
   Consumer                                                  164            86            29            43            23
   Commercial                                                632            26
                                                     -----------------------------------------------------------------------
Total 90 days or more past due and accruing                  796           112            29            43            23
                                                     -----------------------------------------------------------------------

       Total non-performing loans                         $5,061          $573          $285          $385          $584
                                                     =======================================================================

Ratio of non-performing loans to total loans               4.44%          .36%          .14%          .18%          .26%
                                                     =======================================================================

Non-performing loans were 4.44% of total loans at June 30, 1999, as compared to only .36% of total loans at June 30, 1998 and consisted primarily of commercial and multi-family loans. The increase in non-performing loans is due to one large multi-family loan to an unaffiliated borrower, which is past due pending its refinancing. Fidelity officials are assisting the borrower in obtaining alternate financing; however, the ultimate refinancing of this credit with no additional losses cannot be assured. Multi-family affordable housing loans, for which specific reserves have been computed, are currently performing with respect to debt service and are, therefore, not included in the above "non-performing loans" totals. In the past, the ability of the multi-family loans to remain performing has been in part due to general partner advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. During the current fiscal year, operating cash flows for most of the properties has improved and general partner advances have significantly decreased. There is no assurance that general partner advances will not be necessary in the future to support cash flow deficits. The majority of recorded general partner advances were charged off in fiscal 1998.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AND LETTER OF CREDIT VALUATION ALLOWANCE

Fidelity establishes its provision for loan losses and evaluates the adequacy of the allowance for loan losses based on management's evaluation of the performance of its loan and letter of credit portfolio. Such evaluation, which includes a review of all loans and letters of credit for which full collectibility may not be reasonably assured, considers among other matters, the present value of capitalized cash flows, the estimated fair value of the underlying collateral, economic conditions, historical loss experience, the composition of the portfolios and other factors that warrant recognition in providing for an adequate loan loss allowance and letter of credit valuation allowance. This evaluation is performed on a monthly basis and is designed to ensure that all relevant matters affecting collectibility will consistently be identified in a detailed review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowances and related provisions. The amounts actually reported in each period will vary with the outcome of this detailed review.

CLASSIFIED ASSETS AND LETTERS OF CREDIT
(In Thousands)

JUNE 30                                                 1999       1998
-----------------------------------------------------------------------------

Classified assets                                       $19,680     $16,071
Classified letters of credit                             20,977      27,529
                                                     ------------------------

     Total classified assets/letters of credit          $40,657     $43,600
                                                     ========================

Classified and criticized assets of Fidelity totaled $40.7 million at June 30, 1999 compared to $43.6 million at June 30, 1998. Classified assets and letters of credit were 246.4% and 251.4% of Fidelity's capital and reserves at June 30, 1999 and 1998, respectively.

Impaired loans are those that management believes will not perform under the original loan terms. At June 30, 1999, Fidelity had impaired loans totaling $16.5 million compared to $13.9 million at June 30, 1998. The allowance for losses on such impaired loans totaled $1.8 million and $1.9 million and is included in Fidelity's allowance for loan losses at June 30, 1999 and 1998, respectively. In addition, using the same guidelines for impaired loans, impaired letters of credit total $21.0 million versus $27.5 million at June 30, 1998. The valuation allowance on such impaired letters of credit totaled $5.2 million and $6.8 million and is included in Fidelity's letters of credit valuation allowance at June 30, 1999 and 1998, respectively. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses for the fiscal years ended June 30:

JUNE 30                                      1999              1998             1997               1996             1995
----------------------------------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Allowance for loan losses
   balance at July 1                       $   3,049        $   1,781         $   1,059         $    713          $    356
                                    ----------------------------------------------------------------------------------------
Loan charge offs
   Real estate mortgage                                            15               100               12                 8
   Multi-family                                                 3,089
   Commercial                                     14                                 25
   Consumer                                      324              195               142              128                74
                                    ----------------------------------------------------------------------------------------
     Total loan charge offs                      338            3,299               267              140                82
                                    ----------------------------------------------------------------------------------------

Loan recoveries
   Real estate mortgage                           15                                  3               17                 8
   Commercial                                      3
   Consumer                                       35               24                11               14                11
                                    ----------------------------------------------------------------------------------------
     Total loan recoveries                        53               24                14               31                19
                                    ----------------------------------------------------------------------------------------

Net charge offs                                  285            3,275               253              109                63

Transfer from letter of credit
   valuation allowance                           895

Provision for loan losses                       (138)           4,543               975              455               420
                                    ----------------------------------------------------------------------------------------

Allowance for loan losses
   at June 30                              $   3,521        $   3,049         $   1,781        $   1,059         $     713
                                    ========================================================================================

Ratio of net charge offs to
average loans outstanding
during period                                   .21%            1.81%              .12%             .05%              .04%
                                    ========================================================================================

Ratio of provision for loan
   losses to average loans
   outstanding during period                  (.10)%            2.52%              .46%             .20%              .24%
                                    ========================================================================================

Ratio of allowance for loan
   losses to total loans
   outstanding at year end                     3.09%            1.91%              .87%             .49%              .32%
                                    ========================================================================================

Average amount of loans
   outstanding for the period               $137,794         $180,530          $213,793         $226,874          $173,980
                                    ========================================================================================

Amount of loans outstanding
   at end of period                         $113,957         $159,732          $204,964         $217,221          $223,100
                                    ========================================================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The allowance for loan losses was $3.5 million at June 30, 1999 compared to $3.0 million at June 30, 1998. Net loan charge-offs were $285,000 or .21% of average loans for the year ended June 30, 1999 compared to $3.3 million or 1.81% of average loans for the year ended June 30, 1998. A letter of credit was funded during the first quarter of fiscal 1999 and was classified as a non-accrual loan upon conversion. This loan was previously classified as a substandard letter of credit with a specific reserve of $895,000. The loan was paid in full during the second quarter of fiscal 1999 and Fidelity reclassified the $895,000 specific reserve to the general allowance for loan losses, based on the most recent loan review by Fidelity. As discussed previously, Fidelity increased the provision for loan losses during fiscal 1998 primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that Fidelity was currently managing. Fidelity has loans and letters of credit securing third-party loans to these projects and also has other loans and letters of credit outstanding that are related to other multi-family developments, most of which are outside Fidelity's geographic market.

Fidelity also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998, the balance of which is $5.2 million at June 30, 1999. The decrease is primarily due to the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses and the reversal of $715,000 in letter of credit reserves. Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $45 million at June 30, 1999. Specific reserves for letters of credit totaled 11.47% of outstanding letters of credit at June 30, 1999 compared to 12.22% at June 30, 1998. Classified loans and letters of credit to total loans and letters of credit were 24.2% at June 30, 1999 and 19.3% at June 30, 1998. Management is not aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan portfolio as of June 30, 1999.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
The allocation for loan losses and the percentage of loans within each category to total loans at June 30 are as follows:

                                                                      ALLOCATION OF AMOUNT
                                    ----------------------------------------------------------------------------------------
JUNE 30                                    1999              1998             1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------
                                                              (In Thousands)
Real Estate Mortgage
   Conventional                           $    99          $   173           $   153          $   155              $208
   Multi-family                             2,177            1,868               994              420               195
Home equity and consumer                      182              275               168              214               260
Commercial                                  1,063              733               466              270                50
                                    ----------------------------------------------------------------------------------------

     Total                                 $3,521           $3,049            $1,781           $1,059              $713
                                    ========================================================================================

                                                                 PERCENTAGE OF LOANS TO TOTAL LOANS
                                    ----------------------------------------------------------------------------------------
JUNE 30                                    1999             1998              1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------

Real Estate Mortgage
   Conventional                            46.2%            48.7%             53.9%            63.2%             67.5%
   Multi-family                            11.5             11.4              14.3             13.4              11.7
Home equity and consumer                   24.2             19.7              12.7             10.7              17.9
Commercial                                 18.1             20.2              19.1             12.7               2.9
                                    ----------------------------------------------------------------------------------------

     Total                                100.0%           100.0%            100.0%           100.0%            100.0%
                                    ========================================================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ASSOCIATION WITH SECTION 42

As noted previously, Fidelity has various investments in seventeen real estate development projects located throughout Indiana, Illinois and Kentucky. Management considers the projects and properties to be in good condition. Fidelity has various Section 42 loans, general partner loans, equity investments and letters of credit associated with these projects. The following table summarizes Fidelity's association with these projects:

                                                                      JUNE 30,       JUNE 30,
         CONVENTIONAL BANK FINANCING             ORIGINAL AMOUNT        1999           1998
         ---------------------------             ---------------      --------       --------
                    Section 42 loans                  $8,044           $4,823         $5,325
                    Chargeoffs                                                           416
                    Specific reserve                                      673            878
                    Provision for loan losses                             401          1,294

         GENERAL PARTNER
                    General partner loans                  *              250            606
                    Chargeoffs                                                         2,549
                    Specific reserve                                      125             56
                    Provision for loan losses                             316          2,605

         EQUITY INVESTMENTS
                    Equity Investment                  2,825              879          1,686
                    Chargeoffs                                            545          1,478
                    Specific reserve                                                      75

         LETTERS OF CREDIT
                    Letters of credit                 19,680           16,666         19,423
                    Chargeoffs                                           (532)         5,300
                    Valuation allowance                                 4,768          5,300

         ADDITIONAL NOTES
                    Additional notes                       *              284
                    Chargeoffs
                    Specific reserve                                       44
                    Provision for loan losses                             166

*Per the partnership agreement, each partnership could request up to a specified amount additional money to cover shortfalls at the partnerships, therefore no original amount is specified.

INVESTMENT SECURITIES

United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee, which is responsible for keeping the investment policy current.

At June 30, 1999, the investment portfolio represented 15.9% of Fidelity's assets, compared to 5% at June 30, 1998, and is managed in a manner designed to meet the Board's investment policy objectives. Due to continued reductions in the loan portfolio, the excess liquidity has been reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At June 30, 1999, the entire investment portfolio was classified as available for sale. The net unrealized loss at June 30, 1999, which is included as a component of stockholders' equity, was $458,000, which was comprised of gross losses of $759,000 and a tax benefit of $301,000. The increase in unrealized loss was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth the components of United's available-for-sale investment portfolio as of June 30:

JUNE 30                                            1999     1998       1997
------------------------------------------------------------------------------
                                                       (In Thousands)
Investment securities available for sale
   U. S. Treasury                                           $1,001   $  1,000
   Federal agency securities                                 2,985      2,944
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                $  1,202     1,779      3,003
   Federal National Mortgage Association
      mortgage-backed securities                   1,510     1,945      1,562
   Government National Mortgage Association
      mortgage-backed securities                  24,613     2,144      4,223
   Municipals                                                           1,058
                                               -------------------------------

       Total securities available for sale       $27,325    $9,854    $13,790
                                               ===============================

United's investment securities portfolio increased by $17.5 million to $27.3 million at June 30, 1999, compared to $9.9 million at June 30, 1998. In addition to maturities and paydowns, United purchased $25.4 million of securities during fiscal 1999. As mentioned above, this was the result of excess liquidity generated from the reduction in the loan portfolio. United holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase. United's total investment securities portfolio decreased by $3.9 million at June 30, 1998, from June 30, 1997 as securities were sold during 1998 and as paydowns and early payoffs occurred.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth the contractual maturities of investment and mortgage-backed securities as of June 30, 1999, and the weighted average yields of such securities. The contractual maturities of mortgage- backed securities are not typically indicative of the actual holding period for such investments, as pre-payments on the underlying mortgage loans will reduce the average life of the investment, based on the interest rate market.

                                                 AFTER ONE BUT      AFTER FIVE BUT
                             WITHIN ONE YEAR   WITHIN FIVE YEARS   WITHIN TEN YEARS    OVER TEN YEARS          TOTAL
                           -------------------------------------------------------------------------------------------------
                             AMOUNT   YIELD     AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT   YIELD     AMOUNT    YIELD
----------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Federal Home Loan Mortgage
   Corporation                                   $490     7.02%   $    14    8.43%   $   697    5.94%    $ 1,201     6.40%
Federal National Mortgage
   Association                                    491     7.00                         1,019    5.89       1,510     6.22
Government National
   Mortgage Association         $ 1    8.00%        2     7.00      2,337    6.50%    22,273    6.97      24,613     6.92

                              -------           ------            -------            -------            --------

     Total                      $ 1    8.00%     $983     7.01%   $ 2,351    6.51%   $23,989    6.89%    $27,324     6.86%
                              =======           ======            =======            =======            ========

     Percent of total             0%                4%                  9%                87%                100%
                              =======           ======            =======            =======            ========

FUNDING SOURCES

DEPOSITS

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

Average deposits decreased by $16.9 million for the year ended June 30, 1999. The decrease came primarily in the area of agent-acquired certificates and core certificates of deposit, for which the average balance decreased $9.0 million and $6.6 million, respectively. The average balance of NOW and money market accounts decreased by $1.8 million and $294,000 from 1998, while the average balance of demand and savings accounts increased $495,000 and $269,000, respectively, from 1998. Due to the excess liquidity created from payoffs and paydowns of the loan portfolio, Fidelity used this flexibility to allow agent-acquired certificates of deposit to mature or rollover at the prevailing retail rate. Agent-acquired certificates of deposit were acquired at rates higher than the current local market for retail deposits, but generally below rates charged for FHLB advances.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the years ended June 30, 1999, 1998 and 1997.

                                                    1999                        1998                       1997
                                        ------------------------------------------------------------------------------------
AVERAGE DEPOSITS                            AMOUNT         RATE         Amount         Rate         Amount        Rate
----------------------------------------------------------------------------------------------------------------------------
                                                          (In Thousands)
Demand                                      $   5,724                   $   5,229                  $   5,684
NOW accounts                                   20,436      3.50%           22,211      4.24%          20,585       4.22%
Money market accounts                           2,733      2.23             3,027      2.71            3,890       2.72
Savings accounts                                5,082      2.32             4,813      2.83            4,793       2.90
Certificates of deposit                        79,072      5.76            85,699      5.80           78,408       5.68
Agent-acquired certificates of deposit         33,467      6.02            42,443      6.26           70,346       6.31
                                        ---------------             ---------------             ---------------

         Totals                              $146,514      5.10%         $163,422      5.38%        $183,706       5.45%
                                        ===============             ===============             ===============

The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity as of the following dates:

JUNE 30                                  1999         1998          1997
------------------------------------------------------------------------------
                                                 (In Thousands)
Three months or less                   $  4,218    $   2,716     $  12,312
Three to six months                       1,364        4,008        16,319
Six to twelve months                      7,760        4,227        13,331
Over twelve months                        3,763       11,471        11,119
                                    ------------------------------------------

         Totals                         $17,105      $22,422       $53,081
                                    ==========================================

BORROWINGS

Fidelity's long-term debt decreased $339,000 from 1998 primarily due to a decrease in Federal Home Loan Bank advances of $2.3 million that was offset by new debt of $2.0 million. With the current dividend restrictions in the Supervisory Agreement, a loan was obtained to meet the anticipated cash requirements of the parent company for fiscal 2000. Alternate funding sources for United were provided by loan sales and loan payoffs, as well as through retail deposits for United.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Short-term borrowings totaled only $128,000 at June 30, 1999, which represented a decrease of $2.4 million since June 30, 1998. During fiscal 1999, the guaranteed investment contracts matured.

                                                                                               GUARANTEED
                                         FEDERAL FUNDS     FHLB ADVANCES   TREASURY TAX AND    INVESTMENT
                                           PURCHASED                       LOAN NOTE OPTION    CONTRACTS
--------------------------------------------------------------------------------------------------------------
                                         (In Thousands)
JUNE 30, 1999
   Outstanding at June 30                                                           $128
   Average amount outstanding                                                         73          $404
   Maximum amount outstanding at
      any month end                                                                  135
   Weighted average interest rate
     During the year                                                                4.76%         5.63%
     End of the year                                                                4.73

JUNE 30, 1998
   Outstanding at June 30                                                           $115        $2,416
   Average amount outstanding             $    116                                    81         2,861
   Maximum amount outstanding at
      any month end                          2,400                                   115         3,736
   Weighted average interest rate
     During the year                          6.03%                                 5.32%         5.61%
     End of the year                                                                5.69          5.63

CAPITAL RESOURCES

Fidelity's stockholders' equity increased $299,000 to $7.8 million at June 30, 1999, compared to $7.5 million at June 30, 1998. The increase in stockholders' equity was accounted for by net income of $625,000, and the issuance of stock totaling $90,000. Offsetting these increases was an increase in the net unrealized loss on securities available for sale of $416,000. There was no common stock repurchased in 1999. The common stock that was repurchased in 1997 and 1998 was retired upon purchase.

Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios have exceeded each of these levels. The leverage ratio was 8.49% and 6.31%; tier I capital to risk-weighted assets was 10.47% and 6.78% and total capital to risk-weighted assets was 15.37% and 10.79% at June 30, 1999 and 1998. Book value per share, excluding unrealized losses on investment securities, increased to $2.63 at June 30, 1999, compared to $2.42 one year earlier.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At June 30, 1999 and 1998, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates; however, per the Supervisory Agreement, the OTS felt additional capital was necessary based on asset quality concerns. United evaluated and pursued this alternative during fiscal 1999 for the purpose of improving its capital ratios during 1999, and significantly improved its capital ratios by reducing the asset size of the institution. As noted above, risk-based capital increased to 15.37% at June 30, 1999 compared to 10.79% at June 30, 1998.

LIQUIDITY

Fidelity's principal source of income and funds is dividends from United and is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

Fidelity recently obtained additional financing of $2.0 million to cover operating costs and servicing of debt at the holding company level. Additional sources of liquidity available to the holding company include the potential issuance of additional stock, potential execution of additional debt financing, dividends from United (with OTS approval).

United is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. Currently, liquid assets must equal at least four percent of net withdrawable savings plus borrowings payable upon demand or due within one year or less. As of June 30, 1999 and 1998, United's liquidity ratios were 16.99% and 6.7%. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for United's operations.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United decreased its borrowings from the FHLB from $14.8 million at June 30, 1998, to $12.5 million at June 30, 1999. Fidelity has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

SUPERVISORY AGREEMENT

As noted previously and discussed in the footnotes under "Other Restrictions", United is currently operating under restrictions imposed by the Supervisory Agreement entered into with the OTS. The restrictions regarding certain activities in the Supervisory Agreement have had a significant impact on United's net interest margin, net interest income, and net income as a result of United's inability to participate in new commercial lending. Further, restrictions regarding consumer lending have had a negative impact on the ability of United to resume its automobile dealer lending program following the departure of its consumer lending staff discussed previously. Management has expended significant time ensuring that United has operated and will continue to operate in compliance with the Agreement. While the Supervisory Agreement remains in place, it is likely that total loans outstanding will continue to decline, and management efforts will be concentrated on compliance, rather than business development. This will likely have a further negative impact on the financial condition and the operating results of United and Fidelity.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedge Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The provisions of this statement were to become effective for fiscal years beginning after June 15, 1999. The effective date of the statement has been delayed by Statement No. 137 to fiscal years beginning after June 15, 2000. Fidelity does not expect the statement to have a material impact on Fidelity's financial condition or results of operations and plans on adopting it on July 1, 2000.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ASSET/LIABILITY MANAGEMENT

Fidelity is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently than average assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model. which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. United is not required to file a CMR since it exceeds the risk-based capital requirement and its assets are less than $300 million, but does so on a voluntary basis. Under the regulation, associations, which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, at June 30, 1999 and 1998, is an analysis performed by the OTS of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999 and 1998, 2% of the present value of United's assets was approximately $3.4 and $3.9 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.8 million at June 30, 1999 and $1.1 million` at June 30, 1998, United would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The increase in interest rate risk from 1999 to 1998 is due to interest rate changes and a change in United's balance sheet mix.

                     INTEREST RATE RISK AS OF JUNE 30, 1999

                                              NPV AS PERCENT OF PRESENT
                  NET PORTFOLIO VALUE                VALUE OF ASSETS
          --------------------------------------------------------------
 CHANGE     DOLLAR      DOLLAR    PERCENTAGE
IN RATES    AMOUNT      CHANGE      CHANGE      NPV RATIO     CHANGE
------------------------------------------------------------------------

+ 300 bp   $11,390     $(3,126)      (22)%         7.09%     - 151 bp
+ 200 bp    12,763      (1,753)      (12)          7.81      -  80 bp
+ 100 bp    13,916        (600)       (4)          8.37      -  24 bp
    0 bp    14,516                                 8.61
- 100 bp    14,145        (371)       (3)          8.31      -  30 bp
- 200 bp    13,203      (1,312)       (9)          7.70      -  91 bp
- 300 bp    12,292      (2,224)      (15)          7.10      - 150 bp

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                     INTEREST RATE RISK AS OF JUNE 30, 1998

                                              NPV AS PERCENT OF PRESENT
                  NET PORTFOLIO VALUE                VALUE OF ASSETS
          --------------------------------------------------------------
 CHANGE     DOLLAR      DOLLAR    PERCENTAGE
IN RATES    AMOUNT      CHANGE      CHANGE      NPV RATIO     CHANGE
------------------------------------------------------------------------
+ 300 bp    13,549      (2,111)       (13)         7.20        - 80 bp
+ 200 bp    14,598      (1,062)        (7)         7.64        - 36 bp
+ 100 bp    15,407        (253)        (2)         7.95        - 04 bp
    0 bp    15,660                                 8.00
- 100 bp    15,524        (136)        (1)         7.85        - 15 bp
- 200 bp    14,815        (845)        (5)         7.44        - 56 bp
- 300 bp    14,277      (1,383)        (9)         7.11        - 88 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the assets. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumptions used in calculating the table.

ITEM 7 A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

Fidelity is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently than average assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. United is not required to file a CMR since it exceeds the risk-based capital requirement and its assets are less than $300 million, but does so on a voluntary basis. Under the regulation, associations, which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, at June 30, 1999 and 1998, is an analysis performed by the OTS of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999 and 1998, 2% of the present value of United's assets was approximately $3.4 and $3.9 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.8 million at June 30, 1999 and $1.1 million` at June 30, 1998, United would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The increase in interest rate risk from 1999 to 1998 is due to interest rate changes and a change in United's balance sheet mix.

                     INTEREST RATE RISK AS OF JUNE 30, 1999

                                              NPV AS PERCENT OF PRESENT
                  NET PORTFOLIO VALUE                VALUE OF ASSETS
          --------------------------------------------------------------
 CHANGE     DOLLAR      DOLLAR    PERCENTAGE
IN RATES    AMOUNT      CHANGE      CHANGE      NPV RATIO     CHANGE
------------------------------------------------------------------------
+ 300 bp    $11,390    $(3,126)       (22)%        7.09%      - 151 bp
+ 200 bp     12,763     (1,753)       (12)         7.81       -  80 bp
+ 100 bp     13,916       (600)        (4)         8.37       -  24 bp
    0 bp     14,516                                8.61
- 100 bp     14,145       (371)        (3)         8.31       -  30 bp
- 200 bp     13,203     (1,312)        (9)         7.70       -  91 bp
- 300 bp     12,292     (2,224)       (15)         7.10       - 150 bp

                     INTEREST RATE RISK AS OF JUNE 30, 1998

                                              NPV AS PERCENT OF PRESENT
                  NET PORTFOLIO VALUE                VALUE OF ASSETS
          --------------------------------------------------------------
 CHANGE     DOLLAR      DOLLAR    PERCENTAGE
IN RATES    AMOUNT      CHANGE      CHANGE      NPV RATIO     CHANGE
------------------------------------------------------------------------
+ 300 bp    13,549     (2,111)       (13)          7.20       -   80 bp
+ 200 bp    14,598     (1,062)        (7)          7.64       -   36 bp
+ 100 bp    15,407       (253)        (2)          7.95       -   04 bp
    0 bp    15,660                                 8.00
- 100 bp    15,524       (136)        (1)          7.85       -   15 bp
- 200 bp    14,815       (845)        (5)          7.44       -   56 bp
- 300 bp    14,277     (1,383)        (9)          7.11       -   88 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the assets. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumptions used in calculating the table.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             [LETTERHEAD OF OLIVE]



                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
Fidelity Federal Bancorp
Evansville, Indiana

We have audited the consolidated balance sheet of Fidelity Federal Bancorp and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Fidelity Federal Bancorp and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Olive LLP

Evansville, Indiana
September 22, 1999

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                       (In Thousands, Except Share Data)

JUNE 30                                                              1999         1998
----------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                        $   1,599    $   1,683
   Short-term interest-bearing deposits                              14,668        6,266
                                                                  ----------------------
       Total cash and cash equivalents                               16,267        7,949
   Investment securities available for sale                          27,325        9,854
   Loans, net of allowance for loan losses of $3,521 and $3,049     110,436      156,683
   Premises and equipment                                             5,692        5,846
   Federal Home Loan Bank of Indianapolis stock                       3,920        3,920
   Income tax receivable                                              3,660        6,690
   Interest receivable and other assets                               4,953        6,104
                                                                  ----------------------

       Total assets                                               $ 172,253    $ 197,046
                                                                  ======================

LIABILITIES
   Deposits
     Non-interest bearing                                         $   6,224    $   4,760
     Interest bearing                                               122,372      144,179
                                                                  ----------------------
       Total deposits                                               128,596      148,939
   Short-term borrowings                                                128        2,531
   Long-term debt                                                    29,149       29,488
   Advances by borrowers for taxes and insurance                        392          426
   Valuation allowance for letters of credit                          5,168        6,778
   Other liabilities                                                  1,006        1,369
                                                                  ----------------------
       Total liabilities                                            164,439      189,531
                                                                  ----------------------

STOCKHOLDERS' EQUITY
   Preferred stock, no par or stated value
     Authorized and unissued--5,000,000 shares
   Common stock, $1 stated value
     Authorized--5,000,000 shares
     Issued and outstanding--3,147,662 and 3,127,208 shares           3,147        3,127
   Additional paid-in capital                                        10,869       10,799
   Stock warrants                                                        11           11
   Retained earnings                                                 (5,755)      (6,380)
   Accumulated other comprehensive income                              (458)         (42)
                                                                  ----------------------
       Total stockholders' equity                                     7,814        7,515
                                                                  ----------------------

       Total liabilities and stockholders' equity                 $ 172,253    $ 197,046
                                                                  ======================

See notes to consolidated financial statements.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Share Data)

YEAR ENDED JUNE 30                                                   1999        1998       1997
-------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans receivable                                               $ 11,861    $ 15,872   $ 18,692
   Investment securities
     Taxable                                                           955         650      1,033
     Tax exempt                                                                     24         56
   Federal funds sold                                                   25          75         70
   Deposits with financial institutions                                939         255        124
   Other dividend income                                               314         316        307
                                                                 --------------------------------
         Total interest income                                      14,094      17,192     20,282
                                                                 --------------------------------

INTEREST EXPENSE
   Deposits                                                          7,467       8,785     10,000
   Short-term borrowings                                                26         170        359
   Long-term debt                                                    2,237       2,631      3,472
                                                                 --------------------------------
         Total interest expense                                      9,730      11,586     13,831
                                                                 --------------------------------

NET INTEREST INCOME                                                  4,364       5,606      6,451
   Provision for loan losses                                          (138)      4,543        975
                                                                 --------------------------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                       4,502       1,063      5,476
                                                                 --------------------------------

OTHER INCOME
   Fee income--real estate development and
     management fees                                                   196         191        337
   Service charges on deposit accounts                                 437         436        316
   Net realized gains on sales of securities available for sale                     79         42
   Net gains on loan sales                                             343         186        338
   Letter of credit fees                                               582         657        722
   Real estate investment banking fees                                  78         139        963
   Agent fee income                                                    333         650        452
   Title fee income                                                     72          10         41
   Other income                                                        622         677        645
                                                                 --------------------------------
         Total non-interest income                                   2,663       3,025      3,856
                                                                 --------------------------------


                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Share Data)
                                  (Continued)

YEAR ENDED JUNE 30                                         1999        1998        1997
-----------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and employee benefits                        $  3,414    $  3,341    $  4,318
   Net occupancy expenses                                     394         444         481
   Equipment expenses                                         299         354         374
   Data processing fees                                       407         456         318
   Deposit insurance expense                                  244         140         255
   SAIF assessment                                                                  1,040
   Legal and professional fees                                379         304         303
   Advertising                                                202         199         230
   Letter of credit valuation provision                      (715)      6,778
   Valuation allowance--affordable housing investments        545       1,478         335
   Affordable housing group activities                                    769         177
   Other expense                                            1,709       1,813       1,643
                                                        ---------------------------------
         Total non-interest expense                         6,878      16,076       9,474
                                                        ---------------------------------

INCOME (LOSS) BEFORE INCOME TAX                               287     (11,988)       (142)
   Income tax benefit                                        (338)     (5,194)       (255)
                                                        ---------------------------------

NET INCOME (LOSS)                                        $    625    $ (6,794)   $    113
                                                        =================================

BASIC EARNINGS (LOSS) PER SHARE                          $    .20    $  (2.30)   $    .05

DILUTED EARNINGS (LOSS) PER SHARE                             .20       (2.30)        .04


See notes to consolidated financial statements.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In Thousands, Except Share Data)


                                                                                                                ACCUMULATED
                                                   COMMON STOCK                         COMPREHENSIVE              OTHER
                                              ---------------------  PAID-IN    STOCK      INCOME     RETAINED COMPREHENSIVE
                                                SHARES     AMOUNT    CAPITAL   WARRANTS    (LOSS)     EARNINGS    INCOME      TOTAL
                                              -------------------------------------------------------------------------------------
BALANCES, JULY 1, 1996                         2,495,040  $  2,495  $  8,785  $    266                $  2,889    $ (140)   $14,295
   Comprehensive income
     Net income                                                                             $ 113          113                  113
     Other comprehensive income, net of tax
       Unrealized gain on securities, net of
         reclassification adjustment                                                          109                    109        109
                                                                                          -------
   Comprehensive income                                                                     $ 222
                                                                                          =======
   Cash dividends ($.60 per share)                                                                      (1,494)              (1,494)
   Exercise of stock options                         407                   4                                                      4
   Exercise of stock warrants                      4,938         5        32        (2)                                          35
   Purchase of stock                             (13,000)      (13)     (113)                                                  (126)
                                              -----------------------------------------             -------------------------------

BALANCES, JUNE 30, 1997                        2,487,385     2,487     8,708       264                   1,508       (31)    12,936
   Comprehensive income
     Net loss                                                                             $(6,794)      (6,794)              (6,794)
     Other comprehensive income, net of tax
       Unrealized loss on securities, net of
         reclassification adjustment                                                          (11)         (11)                 (11)
                                                                                          -------
   Comprehensive income (loss)                                                            $(6,805)
                                                                                          =======
   Cash dividends ($.35 per share)                                                                      (1,094)              (1,094)
   Exercise of stock warrants                    641,323       641     2,104      (253)                                       2,492
   Purchase of stock                              (1,500)       (1)      (13)                                                   (14)
                                              -----------------------------------------             -------------------------------

BALANCES, JUNE 30, 1998                        3,127,208     3,127    10,799        11                  (6,380)     (42)      7,515
   Comprehensive income
     Net income                                                                           $   625          625                  625
     Other comprehensive income, net of tax
       Unrealized loss on securities                                                         (416)                 (416)       (416)
                                                                                          -------
   Comprehensive income                                                                   $   209
                                                                                          =======
   Sale of stock                                  20,458        20        70                                                     90
   Purchase of stock                                  (4)
                                              -----------------------------------------             -------------------------------

BALANCES, JUNE 30, 1999                        3,147,662  $  3,147  $ 10,869  $     11                $ (5,755)   $(458)    $ 7,814
                                              =========================================             ===============================

See notes to consolidated financial statements.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

YEAR ENDED JUNE 30                                               1999        1998        1997
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                           $    625    $ (6,794)   $    113
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
     Provision for loan losses                                     (138)      4,543         975
     Investment securities gains                                                (79)        (42)
     Letter of credit valuation provision                          (715)      6,778
     Gain on sale of premises and equipment                         (21)                     (3)
     Gain on sale of mortgage servicing rights                                 (134)
     Depreciation                                                   402         449         424
     Investment securities amortization (accretion), net             39         (16)         29
     Valuation allowance for premises and equipment                             100
     Valuation allowance--affordable housing investments            791       1,478         335
     Loans originated for sale                                  (25,474)     (9,755)    (13,469)
     Proceeds from sale of loans                                 25,342       9,468      14,020
     Amortization of net loan origination fees and points           (61)        (26)         (3)
     Deferred income tax (benefit)                                   (6)     (3,389)        313
     Changes in
       Interest payable and other liabilities                        66        (682)       (331)
       Interest receivable, tax receivable and other assets       3,396      (1,361)     (1,473)
                                                               --------------------------------
     Net cash provided by operating activities                    4,246         580         888
                                                               --------------------------------

INVESTING ACTIVITIES
   Purchases of securities available for sale                   (25,388)     (1,906)     (2,597)
   Proceeds from maturities of securities available for sale      7,189       2,476       3,806
   Proceeds from sales of securities available for sale                       3,451       2,624
   Proceeds from sale of mortgage servicing rights                              687
   Net change in loans                                           45,683      42,270      11,417
   Purchase of premises and equipment                              (267)       (111)     (1,233)
   Proceeds from sales of premises and equipment                     40          56          23
                                                               --------------------------------
     Net cash provided by investing activities                   27,257      46,923      14,040
                                                               --------------------------------

FINANCING ACTIVITIES
   Net change in
     Noninterest-bearing, interest-bearing
       demand and savings deposits                               (1,430)        910      (2,054)
     Certificates of deposit                                    (18,913)    (33,758)      2,139
     Short-term borrowings                                       (2,403)     (2,660)       (567)
   Proceeds of long-term debt                                     5,000                   7,600
   Repayment of long-term debt                                   (5,339)     (8,601)    (26,737)
   Net change in advances by borrowers for
     taxes and insurance                                            (34)       (248)       (185)
   Purchase of stock                                                            (14)       (126)
   Sale of stock                                                     90
   Cash dividends                                                  (156)     (1,186)     (1,745)
   Proceeds from exercise of stock options                                                    4
   Proceeds from exercise of stock warrants                                   2,492          35
                                                               --------------------------------
     Net cash used by financing activities                      (23,185)    (43,065)    (21,636)
                                                               --------------------------------

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)
                                  (Continued)

YEAR ENDED JUNE 30                               1999        1998        1997
-------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS        $  8,318    $  4,438   $ (6,708)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      7,949       3,511     10,219
                                              --------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR         $ 16,267    $  7,949   $  3,511
                                              ================================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                               $  9,879    $ 11,900   $ 13,846
   Income tax paid (refunded)                    (3,013)        625        710


See notes to consolidated financial statements.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollar Amounts in Thousands, Except Share Data)

>> Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Fidelity Federal Bancorp (Fidelity) and its wholly-owned subsidiaries conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fidelity is a registered thrift holding company whose principal activity is the ownership and management of United Fidelity Bank, fsb (United). United operates under a national thrift charter and provides full banking services. As a federally chartered thrift, United is subject to regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation.

United generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in Vanderburgh County, Indiana and surrounding counties. Fidelity's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Two of United's wholly-owned subsidiaries, Village Management Corporation and Village Housing Corporation (collectively, the Affordable Housing Group), are in the business of owning, renting and managing affordable housing projects. United's other wholly-owned subsidiaries are Village Capital Corporation, which primarily receives consulting fees for packaging various multi-family deals to be financed and completed, and Village Insurance Corporation, which offers an array of insurance products. Fidelity's other subsidiary is Village Affordable Housing Corporation, which is not operational. The Affordable Housing Group has discontinued the development of real estate, but continues actively managing affordable housing projects.

CONSOLIDATION--The consolidated financial statements include the accounts of Fidelity and its subsidiaries after elimination of all material intercompany transactions.

SECURITIES AVAILABLE FOR SALE are carried at fair value, with unrealized gains and losses reported separately in stockholders' equity, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses of securities are recorded on the specific-identification method.

LOANS HELD FOR SALE are carried at the lower of aggregate cost or market value. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income, based on the difference between estimated sales proceeds and aggregate cost.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and related direct costs are being deferred and amortized over the lives of the loans as an adjustment of yield on the loans.

ALLOWANCE FOR LOAN LOSSES and letter of credit valuation allowance are maintained to absorb losses based on management's continuing review and evaluation of the loan and letter of credit portfolios and its judgment as to the impact of economic conditions on the portfolios. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolios, the current condition and amount of loans and letters of credit outstanding and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses and the letter of credit valuation allowance is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of June 30, 1999, the allowance for loan losses and the letter of credit valuation allowance is adequate based on information currently available. A worsening or protracted economic decline in the area within which Fidelity operates could affect the possibility of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL HOME LOAN BANK (FHLB) STOCK is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. Fidelity files consolidated income tax returns with its subsidiaries.

FEE INCOME on real estate development and management in the consolidated statement of income is attributable to activities of the Affordable Housing Group. The fees are recognized when earned under the applicable agreements and when collectibility is assured. Fee income related to insurance services is recognized when earned and collected.

MORTGAGE SERVICING RIGHTS on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights, which includes purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

STOCK OPTIONS are granted for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Fidelity accounts for and will continue to account for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants.

EARNINGS PER SHARE have been computed based upon the weighted average common shares outstanding during the year.

>> Restriction on Cash and Due From Banks

United is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at June 30, 1999 was $386.

>> Investment Securities Available for Sale

                                                   GROSS            GROSS
                                  AMORTIZED      UNREALIZED       UNREALIZED          FAIR
                                    COST           GAINS            LOSSES            VALUE
                                ----------------------------------------------------------------
JUNE 30, 1999
   Mortgage-backed securities       $28,083                          $(758)          $27,325
                                ================================================================

JUNE 30, 1998
   U. S. Treasury                  $  1,000         $  1                            $  1,001
   Federal agencies                   3,000                          $ (15)            2,985
   Mortgage-backed securities         5,923            4               (59)            5,868
                                ----------------------------------------------------------------

                                   $  9,923         $  5             $ (74)         $  9,854
                                ================================================================

Securities with a carrying value of $27,322 and $8,512 were pledged at June 30, 1999 and 1998 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of investment securities available for sale during 1998 and 1997 were approximately $3,451 and $2,624. Gross gains of approximately $79 were realized on the 1998 sales. Gross gains of approximately $43 and gross losses of approximately $1 were realized on the 1997 sales. There were no sales of investment securities available for sale during 1999.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Loans and Allowance

JUNE 30                                                     1999         1998
--------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
     Conventional                                        $  49,733    $  71,343
     Construction                                            6,732       16,110
     Commercial                                             14,140       20,753
     Multi-family                                            7,597        5,742
     First mortgage real estate loans purchased              2,061        2,704
   Commercial loans--other than secured by real estate       6,076       11,568
   Consumer and home equity loans                           27,618       31,512
                                                         ----------------------
                                                           113,957      159,732

   Allowance for loan losses                                (3,521)      (3,049)
                                                         ----------------------

         Total loans                                     $ 110,436    $ 156,683
                                                         ======================

Multi-family first mortgage loans are loans made to affordable housing developments. An additional $5,937 and $12,904 in multi-family loans is included in construction loans at June 30, 1999 and 1998.

                                                          YEAR ENDED JUNE 30
                                                   ------------------------------
ALLOWANCE FOR LOAN LOSSES                            1999       1998       1997
---------------------------------------------------------------------------------
Balances, beginning of year                        $ 3,049    $ 1,781    $ 1,059
Provision for losses                                  (138)     4,543        975
Transfer from Letter of Credit Valuation reserve       895
Recoveries on loans                                     53         24         14
Loans charged off                                     (338)    (3,299)      (267)
                                                  ------------------------------

Balances, end of year                              $ 3,521    $ 3,049    $ 1,781
                                                  ==============================

Information on impaired loans is summarized below:

JUNE 30                                       1999      1998
--------------------------------------------------------------

Impaired loans with an allowance            $16,533   $13,925
                                          ===================

Allowance for impaired loans (included in
   allowance for loan losses)               $ 1,842   $ 1,897
                                          ===================

YEAR ENDED JUNE 30                               1999      1998
-----------------------------------------------------------------

Average balance of impaired loans              $13,868   $ 3,472
Interest income recognized on impaired loans     1,396       385
Cash-basis interest included above               1,396       385

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Letter of Credit Valuation Allowance

In 1998, Fidelity recorded specific reserves related to letters of credit issued by Fidelity and United of approximately $6,800 primarily related to the permanent financing for certain affordable housing projects. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $45,000 and $55,000 at June 30, 1999, respectively.

                                                           1999              1998          1997
                                                      ---------------------------------------------
Letter of credit valuation allowance
   Balances, beginning of year                             $6,778
   Provision                                                 (715)          $6,778
   Transfer to allowance for loan losses                     (895)
                                                      ---------------------------------------------

   Balances, end of year                                   $5,168           $6,778          $0
                                                      =============================================

Fidelity funded one letter of credit totaling $4,200 during 1999. The valuation allowance for this letter of credit, totaling $895 was transferred to the allowance for loan losses.

>> Premises and Equipment

JUNE 30                                   1999              1998
---------------------------------------------------------------------

Land                                     $1,620            $1,611
Building and land improvements            5,337             5,288
Furniture, fixtures and equipment         2,256             1,943
                                     --------------------------------
       Total cost                         9,213             8,842
Accumulated depreciation                 (3,521)           (2,996)
                                     --------------------------------

Net                                      $5,692            $5,846
                                     ================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Other Assets and Investments in Limited Partnerships

Included in other assets at June 30, 1999 and 1998 are investments of $1,652 and $2,230 in limited partnerships which are organized to build, own and operate apartment complexes. The investments at June 30, 1999 are as follows:

      PERCENTAGE AND TYPE OF       AMOUNT OF             NUMBER OF
       PARTNERSHIP INTEREST        INVESTMENT           PARTNERSHIPS
      ---------------------------------------------------------------

           1%--General                $  29                   17
           1%--General and
           47%--Limited                 378                    1
           1%--General and
           39%--Limited                 457                    1
           10%--Limited                 362                    1
           10%--Limited                 159                    1
           99%--Limited                 267                    2

Fidelity records income on the equity method in the income and losses of the limited partnerships, which resulted in losses of $246, $87 and $132 during the years ended June 30, 1999, 1998 and 1997. In addition to recording its equity in the losses of these projects, Fidelity has recorded the benefit of low-income housing tax credits of $460, $508 and $341 for the years ended June 30, 1999, 1998 and 1997. Combined condensed financial statements (unaudited) for the limited partnerships as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997 are as follows:

JUNE 30                                          1999      1998
------------------------------------------------------------------

Combined condensed balance sheet (unaudited)
Assets
   Cash                                         $   487   $   310
   Land and property                             53,424    54,927
   Other assets                                   1,516     1,720
                                               ------------------

       Total assets                             $55,427   $56,957
                                               ==================

Liabilities
   Notes payable                                $38,157   $38,039
   Other liabilities                              2,732     2,626
                                               ------------------
       Total liabilities                         40,889    40,665
   Partners' equity                              14,538    16,292
                                               ------------------

       Total liabilities and partners' equity   $55,427   $56,957
                                               ==================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

YEAR ENDED JUNE 30                                         1999       1998       1997
---------------------------------------------------------------------------------------
Combined condensed statement of operations (unaudited)
   Total revenue                                         $ 5,734    $ 5,259    $ 3,181
   Total expenses                                          7,161      6,784      4,253
                                                       -------------------------------

       Net loss                                          $(1,427)   $(1,525)   $(1,072)
                                                       ===============================

Approximately $5,542 and $5,433 of the notes payable are due to Fidelity from these partnerships at June 30, 1999 and 1998. Of the $5,542, Fidelity charged-off $2,500 in 1998. Of the remaining balance, specific reserves of $1,700 are included in the allowance for loan losses at June 30, 1999.

Fidelity wrote down the investments in limited partnerships by $545 and $1,478 in 1999 and 1998, based on the performance of the underlying real estate operations.

Included in other assets is interest receivable as follows:

JUNE 30                                                   1999     1998
-------------------------------------------------------------------------

Interest receivable on loans                             $  707   $1,015
Interest receivable on investment securities and other      180      114
                                                        ----------------

       Total interest receivable                         $  887   $1,129
                                                        ================


>> Deposits

JUNE 30                                       1999       1998
----------------------------------------------------------------

Non-interest bearing transaction accounts   $  6,223   $  4,760
Interest-bearing transaction accounts         18,829     21,365
Money market deposit accounts                  2,715      2,847
Savings accounts                               5,245      5,470
Certificates of $100 or more                  17,105     22,422
Other certificates and time deposits          78,479     92,075
                                           --------------------

       Total deposits                       $128,596   $148,939
                                           ====================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

Certificates maturing in years ending June 30:

2000                                          $63,534
2001                                           28,057
2002                                            1,949
2003                                            1,490
2004                                              552
Thereafter                                          2
                                           -----------

                                              $95,584
                                           ===========


>> Short-Term Borrowings

JUNE 30                               1999     1998
-----------------------------------------------------

Treasury tax and loan note option    $  128   $  115
Guaranteed investment contracts                2,416
                                    ----------------

       Total short-term borrowings   $  128   $2,531
                                    ================


>> Long-Term Debt

JUNE 30                                                                                         1999              1998
----------------------------------------------------------------------------------------------------------------------------
Note payable, 6.78%, adjusted annually, payable $15 per month, including
   interest, due April 2009, secured by specific multi-family mortgages                       $  2,182          $  2,210
Note payable, 8.48% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                                          990               996
Note payable, 8.48% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family  mortgages                                                                       1,517             1,529
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                                       2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                                     1,476             1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                                   1,494             1,494
Senior subordinated notes, 10%, interest paid semi-annually,
   due June 2005, unsecured                                                                      7,000             7,000
Federal Home Loan Bank advances, due at various dates through
   2003 (weighted average rates of 6.50% and 6.62% at June 30,
   1999 and 1998)                                                                               12,490            14,783
                                                                                        ------------------------------------

       Total long-term debt                                                                    $29,149           $29,488
                                                                                        ====================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

The terms of a security agreement with the FHLB require United to pledge as collateral qualifying first mortgage loans in an amount equal to at least 125% of these advances and all stock in the FHLB or eligible securities with a market value in an amount equal to at least 110% of these advances. In addition to first mortgage loans pledged of $15,613, Fidelity had $26,481 of investment securities pledged at June 30, 1999. Certain advances are subject to restrictions or penalties in the event of prepayment.

All long-term debt, except for Federal Home Loan Bank advances, is debt of the parent company and totals $16,659.

The scheduled principal reduction of borrowings at June 30, 1999, is as follows:
2000, $4,044; 2001, $7,164; 2002, $2,319; 2003, $4,191; 2004, $77; and 2005 and
later, $11,354.


>> Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others totaled $38,646, $19,481 and $64,517 at June 30, 1999, 1998 and 1997.

The aggregate fair value of capitalized mortgage servicing rights at June 30, 1999 and 1998 approximated $483 and $244. Comparable market prices were used to estimate fair value.

                                       1999     1998     1997
                                      ------------------------
Mortgage servicing rights
   Balances, beginning of year        $ 226    $ 721    $ 543
   Servicing rights capitalized         250      127      250
   Amortization of servicing rights     (67)     (69)     (72)
   Sale of servicing rights                     (553)
                                      ------------------------

   Balances, end of year              $ 409    $ 226    $ 721
                                      ========================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Income Tax

YEAR ENDED JUNE 30                                            1999       1998       1997
-------------------------------------------------------------------------------------------
Income tax benefit
   Currently payable
     Federal                                                $  (330)   $(1,803)   $  (515)
     State                                                       (2)        (2)       (53)
   Deferred
     Federal                                                    (39)    (2,382)       240
     State                                                       33     (1,007)        73
                                                           ------------------------------

       Total income tax benefit                             $  (338)   $(5,194)   $  (255)
                                                           ==============================

Reconciliation of federal statutory to actual tax benefit
   Federal statutory income tax at 34%                      $    98    $(4,076)   $   (48)
   Effect of state income taxes                                  21       (666)        13
   Affordable housing tax credits and other                    (457)      (452)      (220)
                                                           ------------------------------

       Actual tax benefit                                   $  (338)   $(5,194)   $  (255)
                                                           ==============================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

A cumulative deferred tax asset is included in other assets. The components of the asset are as follows:

JUNE 30                                                          1999       1998
----------------------------------------------------------------------------------
ASSETS
   Differences in accounting for certain accrued liabilities   $    16    $    15
   Allowance for loan losses                                     1,252        738
   Letter of credit allowance for loss                             916      1,382
   Loan fees                                                        68        100
   Unrealized gain/loss on available-for-sale securities           300         27
   Alternative minimum tax credit                                  147        200
   Low income housing credit carryforward                        1,145        969
   State net operating loss carryforward                           703        699
   Federal net operating loss carryforward                         382        323
   Other                                                             6         26
                                                              -------------------
         Total assets                                            4,935      4,479
                                                              -------------------

LIABILITIES
   Depreciation                                                    (40)       (40)
   State income tax                                               (239)      (239)
   Differences in basis of FHLB stock                              (66)       (66)
   Basis differential on certain partnership interests            (938)      (834)
   Differences in accounting for mortgage servicing rights        (162)       (90)
                                                              -------------------
         Total liabilities                                      (1,445)    (1,269)
                                                              -------------------

                                                               $ 3,490    $ 3,210
                                                              ===================

At June 30, 1999, Fidelity has federal net operating loss carryforwards for tax purposes totaling $1,121. These loss carryforwards expire in varying amounts through the year 2019. Fidelity has state net operating loss carryforwards for tax purposes of $8,270. These loss carryforwards expire in varying amounts through the year 2014. Fidelity has affordable housing credit carryforwards of $1,145. These carryforwards expire in varying amounts through the year 2019. In addition, Fidelity has an alternative minimum tax credit carryforward of $147.

Retained earnings include approximately $1,870 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses, including redemption of bank stock or excess dividends, or loss of "bank" status, would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $635.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Other Comprehensive Income

                                                                                               TAX
                                                                          BEFORE-TAX        (EXPENSE)        NET-OF-TAX
                                                                            AMOUNT           BENEFIT           AMOUNT
                                                                       -------------------------------------------------
YEAR ENDED JUNE 30, 1999
Unrealized losses on securities:
   Unrealized holding losses arising
      during the year--other comprehensive income                           $(689)           $273              $(416)
                                                                       =================================================

YEAR ENDED JUNE 30, 1998
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
      during the year                                                         $90            $(54)               $36
   Less: reclassification adjustment for gains (losses)
      realized in net income                                                   79             (32)                47
                                                                       -------------------------------------------------

   Net unrealized gains (losses)--other
      comprehensive income                                                    $11            $(22)              $(11)
                                                                       =================================================

YEAR ENDED JUNE 30, 1997
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
      during the year                                                        $193            $(59)              $134
   Less: reclassification adjustment for gains (losses)
      realized in net income                                                   42             (17)                25
                                                                       -------------------------------------------------

   Net unrealized gains (losses)--other
      comprehensive income                                                   $151            $(42)              $109
                                                                       =================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. Fidelity's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. Fidelity uses the same credit policies in making such commitments as it does for instruments that are included on the consolidated balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Fidelity evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Fidelity upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower. At June 30, 1999 and 1998, commitments to extend credit, which represent financial instruments whose contract amount represents credit risk, were $5,372 and $17,169.

Fidelity has issued standby letters of credit on affordable housing developments in which one of Fidelity's subsidiaries has a partnership interest. The letters of credit secure tax exempt bond issues and other permanent financing of limited partnerships in which one of Fidelity's subsidiaries owns a one percent general partner interest. The amount outstanding on these letters of credit at June 30, 1999 and 1998 was $16,666 and $19,423.

Fidelity has also issued standby letters of credit on affordable housing developments in which the borrowers are not affiliated with Fidelity. The letters of credit secure tax-exempt bond issues and other permanent financing of limited partnerships. The amount outstanding on the letters of credit at June 30, 1999 and 1998 was $28,223 and $36,031. Fidelity also has standby letters of credit to guarantee the performance of a customer to a third party. The amount outstanding on the standby letters of credit at June 30, 1999 and 1998 was $160 and $1,034.

Fidelity, in its role as general partner on various affordable housing developments through its subsidiaries, is committed to advance certain amounts to limited partnerships. These commitments potentially include short-term loans to the limited partners or an increase in the general partner's equity investment.

Fidelity has entered into change in control agreements with six of its employees which provide for the continuation of a multiple of the employee's existing salary and certain benefits for a two-year period of time under certain conditions following a change in control. The capital infusion discussed elsewhere in this report is not a change in control, as defined in these agreements.

Fidelity and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of Fidelity.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Year 2000

Like all entities, Fidelity and subsidiaries are exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent upon microchips. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Fidelity and subsidiaries does business. If remediation efforts of Fidelity or third parties with which Fidelity and subsidiaries does business are not successful, the Year 2000 Issue could have negative effects on Fidelity's financial condition and results of operations in the near term.

>> Dividend and Capital Restrictions

Fidelity's dividend policy is to pay cash or distribute stock dividends when its Board of Directors deems it to be appropriate, taking into account Fidelity's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. Fidelity is not subject to any regulatory restrictions on payments to its stockholders. Fidelity's primary source of income is dividends from United.

United has entered into a Supervisory Agreement (Agreement) with the OTS. One of the provisions of the Agreement restricts the payments of dividends from United to Fidelity without prior written OTS approval. The OTS, in 1999, permitted the payment of dividends to assist Fidelity in meeting interest payments on its outstanding debt; however, there can be no assurance that this approval will be granted going forward. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.

>> Regulatory Capital

United is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 1999 and 1998, United is categorized as well capitalized and met all subject capital adequacy requirements at those dates. The Supervisory Agreement Fidelity has signed with the OTS indicates that United, because of asset quality concerns, needs to increase its capital.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

United's actual and required capital amounts and ratios are as follows:

                                                                              REQUIRED FOR               TO BE WELL
                                                       ACTUAL               ADEQUATE CAPITAL*           CAPITALIZED*
                                             -------------------------------------------------------------------------------
                                                 AMOUNT        RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                                             -------------------------------------------------------------------------------
AS OF JUNE 30, 1999
   Total risk-based capital* (to risk-
      weighted assets)                           $20,591        15.4%       $10,718       8.00%      $13,398       10.00%
   Core capital* (to risk-weighted assets)        14,033        10.5          5,359       4.00         8,039        6.00
   Core capital* (to adjusted total assets)       14,033         8.5          6,615       4.00         8,269        5.00

AS OF JUNE 30, 1998
   Total risk-based capital* (to risk-
      weighted assets)                           $19,041        10.8%       $14,111       8.00%      $17,639       10.00%
   Core capital* (to risk-weighted assets)        11,961         6.8          7,056       4.00        10,583        6.00
   Core capital* (to adjusted total assets)       11,961         6.3          7,581       4.00         9,476        5.00

*As defined by regulatory agencies

United's tangible capital at June 30, 1999 was $14,033 which amount was 8.5 percent of tangible assets and exceeded the required ratio of 1.5 percent.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Other Restrictions

United entered into a Supervisory Agreement with the OTS on February 3, 1999 which is in effect until terminated, modified or suspended by the OTS.

Under the terms of the Agreement, United must develop and submit to the OTS for approval a strategic plan which includes, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning. The strategic plan has been submitted, and is currently under OTS review.

In addition, United must, among other things, take other specified actions within specified time frames. These actions include, among others; the development of and adherence to a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient allowances for loan and lease losses; quarterly reporting to the OTS relating to classified assets and workout plans; restriction of its growth in total assets to an amount not in excess of an amount equal to the net interest credited on deposit liabilities without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 25 percent of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address its operation and methods for risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of a fully staffed and functioning internal audit and independent loan review processes.

United is also prohibited from taking certain actions without prior approval, including but not limited to: investing in, purchasing, or committing to make or purchase any additional commercial loans or commercial real estate loans; requesting permission from the OTS to engage in additional commercial loan activity until United has hired an experienced loan staff and credit analyst; refinancing or extending classified or criticized commercial loans without the prior approval of the OTS; engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; developing any real estate without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; engaging in any new activities not included in the to-be developed strategic plan; and, refinancing or extending any non-classified or criticized commercial loan if additional funds are extended.

United is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer. United is also prohibited, without prior OTS approval, from entering into any contract with any executive officer or director which would require a "golden parachute" payment and from increasing the executive benefit package in an amount in excess of the annual cost of living. United is also required to develop a plan to reduce employee turnover, build an experienced staff, and provide for management succession.

Management of United has begun taking, or refraining from taking, as applicable, some of the actions requested by the OTS and at June 30, 1999, United was in compliance with the conditions of its Supervisory Agreement.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Stockholders' Equity

In connection with Fidelity's first debt and equity rights offering completed April 30, 1994, Fidelity reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carrying an exercise price of $6.22 per share, and expire on April 30, 2004. At June 30, 1999, a total of 397,218 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

In connection with Fidelity's second debt and equity offering completed on January 31, 1995, Fidelity reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carrying an exercise price of $8.93 per share, and expire on January 31, 2005. At June 30, 1999, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

On September 22, 1997, Fidelity filed Schedule 13E4 with the Securities and Exchange Commission for a warrant tender offer to holders of its 1994 and 1995 warrants. The offer and withdrawal rights expired on October 31, 1997. Fidelity decreased the exercise price, upon the terms and subject to the conditions set forth in the Letter of Transmittal, to $3.70 for the 1994 warrants and $4.04 for the 1995 warrants. The proceeds from the exercise of the warrants under this offer totaled $2,500.

>> Benefit Plans

Fidelity is a participant in the Financial Institutions Retirement Fund (FIRF). This defined-benefit plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 1998, the date of the latest actuarial valuation. The plan provides pension benefits for substantially all of Fidelity's employees. Fidelity recorded pension expense of $64 in 1997, with no expense recorded in 1998 or 1999.

Fidelity has a retirement savings Section 401(k) plan in which substantially all employees may participate. Fidelity matches employees' contributions at the rate of 25% up to 6% of the participant's salary. Fidelity's expense for the plan was $17, $19 and $28 for 1999, 1998 and 1997.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Related Party Transactions

Fidelity has entered into transactions with certain directors, executive officers, significant stockholders and limited partnerships in which Fidelity is an investor and their affiliates and associates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, July 1, 1998                                        $6,292

Changes in composition of related parties                       (309)
New loans, including renewals                                    382
Payments, etc., including renewals                               (88)
                                                            ---------

Balances, June 30, 1999                                       $6,277
                                                            =========

Total internally classified related party loans included in the total related party loans at June 30, 1999 and 1998 were $6,200 and $6,300. Specific reserves for these classified related party loans totaled $1,500 and are included in the allowance for loan losses.

>> Stock Option Plans

Under Fidelity's stock option plans, Fidelity grants stock option awards which vest and become exercisable at various dates. During fiscal 1999 and 1998, Fidelity authorized the grant of options for up to 12,500 and 71,531 shares of its common stock. The exercise price of each option was greater than the market price of Fidelity's stock on the date of grant; therefore, no compensation expense was recognized.

Although Fidelity has elected to follow APB No. 25, SFAS No. 123 requires proforma disclosures of net income and earnings per share as if Fidelity had accounted for its employee stock options under that Statement. The proforma effect on net income and earnings per share of the options granted in 1999 and 1998 were not materially different from those presented on the consolidated statement of income.

The following is a summary of the status of the Fidelity's stock option plans and changes in the plans as of and for the years ended June 30, 1999, 1998 and 1997.

DIRECTORS' PLAN

In August 1993, the Board of Directors of Fidelity adopted a non-qualified stock option plan (Directors' Plan) which provides for the grant of non-qualified stock options to individuals who are directors of Fidelity, or any of its subsidiaries. The Directors' Plan provides for the grant of non-qualified stock options to acquire shares of common stock of Fidelity for the price of not less than $2 above the average of the high and low bid quotations, as reported by NASDAQ, for the common stock of Fidelity for the five trading days immediately preceding the date the option is granted. A total of 233,779 shares have been reserved for issuance under the Directors' Plan.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

At June 30, 1999, there were 115,486 options available for grant. A summary of the stock options activity for the Directors' Plan is as follows:

JUNE 30                                   1999         1998       1997
--------------------------------------------------------------------------

Shares under option

   Outstanding at beginning of year      118,293      86,762      86,762
   Granted                                            31,531

   Outstanding at end of year            118,293     118,293      86,762

   Exercisable at end of year            118,293     118,293      86,762

Weighted option price per share

   Exercisable                           $  7.92     $  7.92       $6.50
   Granted                                             11.81

1995 KEY EMPLOYEES' STOCK OPTION PLAN

The 1995 Key Employees' Stock Option Plan (1995 Plan) provides for the granting of either incentive stock options (ISOs) pursuant to Section 422A of the Internal Revenue Code of 1986, as amended (Code), or stock options which do not qualify as incentive stock options (ISOs), or any combination thereof. Options may be granted to key employees and officers of Fidelity and its subsidiaries.

The option price per share for ISOs will not be less than the fair market value of a share on the date the option is granted. The option price per share for ISOs granted to an employee owning 10 percent or more of the common stock of Fidelity will be not less than 110 percent of the fair market value of a share on the date the option is granted. The option price per share for ISOs will be determined by the compensation committee, but may not be less than 100 percent of the fair market value on the date of grant. A total of 236,500 shares have been reserved for issuance under the 1995 Plan.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

At June 30, 1999, there were 159,222 options available for grant. A summary of the stock options activity for the 1995 Plan is as follows:

JUNE 30                                    1999        1998      1997
--------------------------------------------------------------------------

Shares under option
   Outstanding at beginning of year       64,220     80,443     80,850
   Granted                                23,058     40,000
   Exercised                                                      (407)
   Forfeited/expired                     (10,000)   (56,223)

   Outstanding at end of year             77,278     64,220     80,443

   Exercisable at end of year             47,020     36,176     48,183

Weighted option price per share
   Exercisable                            $10.26     $10.68     $10.52
   Exercised                                                      9.63
   Granted                                  3.22      10.81


>> Earnings Per Share

Earnings per share were computed as follows:

                                          1999                             1998                           1997
                            ------------------------------------------------------------------------------------------------
                                         WEIGHTED     PER-               Weighted     Per-              Weighted    Per-
                                         AVERAGE     SHARE     Income    Average     Share               Average    Share
     YEAR ENDED JUNE 30       INCOME      SHARES     AMOUNT    (loss)     Shares     Amount    Income    Shares    Amount
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                $625                          $(6,794)                          $113
                            ------------                     -----------                     -----------

Basic Earnings (Loss) Per
   Share Income available to
   common stockholders            625    3,143,179      $.20    (6,794)  2,956,157    $(2.30)     113   2,491,074      $.05
Effect of Dilutive
   Securities
     Options                                                                                               26,869
     Warrants                                                                                             137,238
                            ------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)
   Per Share
   Income available to
      common stockholders
       and assumed
       conversions               $625    3,143,179      $.20   $(6,794)  2,956,157    $(2.30)    $113   2,655,181      $.04
                            ================================================================================================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

Options to purchase 152,694, 55,714 and 55,113 shares of common stock at an average price of $8.33 for 1999, $11.81 and $10.81 for 1998 and $10.42 for 1997
were outstanding at June 30, 1999, 1998 and 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

For the years ended June 30, 1999 and 1998, the effect of outstanding options and warrants were anti-dilutive.

>> Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS--The fair value of cash and cash equivalents approximates carrying value.

INTEREST-BEARING DEPOSITS--The fair value of interest-bearing time deposits approximates carrying value.

INVESTMENT SECURITIES--Fair values are based on quoted market prices.

LOANS--For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

INTEREST RECEIVABLE/PAYABLE--The fair values of interest receivable/payable approximate carrying values.

FHLB STOCK--The fair value is estimated to be the carrying value, which is par. All transactions in the capital stock of the FHLB of Indianapolis are executed at par.

DEPOSITS--The fair values of non-interest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

SHORT-TERM BORROWINGS--The fair value of these borrowings is estimated using rates currently available to Fidelity for debt with similar terms and remaining maturities. These instruments adjust on a periodic basis and the carrying amount represents the fair value.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

LONG-TERM DEBT--The fair value of these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt. Long-term debt consists of adjustable instruments tied to a variable market interest rate.

OFF-BALANCE-SHEET COMMITMENTS--Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of the loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of the commitments to purchase and originate mortgage loans and to sell mortgage loans, which are immaterial, are reasonable estimates of the fair value of these financial instruments. The carrying amount of the standby letters of credit, which consist of a letter of credit valuation allowance of $5,168, is a reasonable estimate of the fair value of those off-balance sheet items.

The estimated fair values of Fidelity's financial instruments are as follows:

                                                                    1999                               1998
                                                     -----------------------------------------------------------------------
                                                          CARRYING           FAIR            Carrying           Fair
JUNE 30                                                    AMOUNT            VALUE            Amount            Value
----------------------------------------------------------------------------------------------------------------------------
Assets

   Cash and cash equivalents                              $  16,267         $  16,267        $   7,949         $   7,949
   Investment securities available for sale                  27,325            27,325            9,854             9,854
   Loans, net                                               110,436           110,594          156,683           155,108
   Interest receivable                                          887               887            1,129             1,129
   FHLB stock                                                 3,920             3,920            3,920             3,920

Liabilities

   Deposits                                                 128,596           128,856          148,939           149,135
   Short-term borrowings                                        128               128            2,531             2,531
   Long-term debt                                            29,149            28,896           29,488            29,542
   Interest payable                                             272               272              421               421
   Standby letters of credit                                  5,168             5,168            6,778             6,778

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Fidelity:

CONDENSED BALANCE SHEET

JUNE 30                                               1999      1998
----------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                        $ 2,220   $   242
   Interest-bearing deposits                                        6
   Investment in common stock of subsidiaries        14,848    13,192
   Loans                                              3,808     4,072
   Subordinated debentures and other loan
      receivables from subsidiaries                   4,875     6,063
   Income tax receivable                              1,744     2,147
   Other assets                                         585       577
                                                  -------------------

       Total assets                                 $28,080   $26,299
                                                  ===================

LIABILITIES
   Long-term debt                                   $17,144   $15,195
   Letter of credit valuation allowance               2,855     3,289
   Other liabilities                                    267       300
                                                  -------------------
       Total liabilities                             20,266    18,784

STOCKHOLDERS' EQUITY                                  7,814     7,515
                                                  -------------------

       Total liabilities and stockholders' equity   $28,080   $26,299
                                                  ===================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

CONDENSED STATEMENT OF INCOME

YEAR ENDED JUNE 30                                         1999       1998       1997
-----------------------------------------------------------------------------------------
INCOME
   Dividends from subsidiaries                            $   150    $   875    $ 2,500
   Interest income                                          1,010      1,089      1,092
   Other income                                                 8         10        148
                                                        -------------------------------
       Total income                                         1,168      1,974      3,740
                                                        -------------------------------

EXPENSE
   Interest expense                                         1,400      1,402      1,397
   Provision for loan losses                                  424      1,092         75
   Letter of credit valuation provision                      (434)     3,289
   Other expenses                                             461        555        619
                                                        -------------------------------
       Total expense                                        1,851      6,338      2,091
                                                        -------------------------------

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
   UNDISTRIBUTED (DISTRIBUTIONS IN EXCESS OF)

   INCOME OF SUBSIDIARIES                                    (683)    (4,364)     1,649

INCOME TAX BENEFIT                                           (330)    (2,075)      (337)
                                                        -------------------------------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED

    (DISTRIBUTIONS IN EXCESS OF) INCOME OF SUBSIDIARIES      (353)    (2,289)     1,986

EQUITY IN UNDISTRIBUTED (DISTRIBUTIONS IN EXCESS OF)

    INCOME OF SUBSIDIARIES                                    978     (4,505)    (1,873)
                                                        -------------------------------

NET INCOME (LOSS)                                         $   625    $(6,794)   $   113
                                                        ===============================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

CONDENSED STATEMENT OF CASH FLOWS

YEAR ENDED JUNE 30                                            1999       1998      1997
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                        $   625    $(6,794)   $   113
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities
     Depreciation and amortization                               24         40         37
     Provision for loan losses                                  424      1,092         75
     Letter of credit valuation provision                      (434)     3,289
     Undistributed net income of subsidiaries                  (978)     4,505      1,873
     (Increase) decrease in other assets                        371     (1,611)      (491)
     (Increase) decrease in other liabilities                   123     (1,045)       128
                                                           ------------------------------
     Net cash provided (used) by operating activities           155       (524)     1,735
                                                           ------------------------------

INVESTING ACTIVITIES
   Decrease in interest-bearing deposits in other banks           6                     1
   Capital contributions to subsidiaries                     (1,094)    (1,400)       (80)
   Advance on note to subsidiary                                          (250)
   Principal payments received on notes from subsidiaries     1,188                   120
   Net change in loans                                         (160)     1,084         58
                                                           ------------------------------
     Net cash provided (used) by investing activities           (60)      (566)        99
                                                           ------------------------------

FINANCING ACTIVITIES
   Payment of long-term debt                                    (51)       (52)       (70)
   Proceeds from issuance of long-term debt                   2,000
   Proceeds from exercise of stock options                                              4
   Proceeds from exercise of stock warrants                              2,492         35
   Cash dividends                                              (156)    (1,186)    (1,745)
   Purchase of treasury stock                                              (14)      (126)
   Sale of common stock                                          90
                                                           ------------------------------
     Net cash provided (used) by financing activities         1,883      1,240     (1,902)
                                                           ------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS                           1,978        150        (68)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    242         92        160
                                                           ------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 2,220    $   242    $    92
                                                           ==============================

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Business Segment Information

Fidelity operates principally in two industries, banking and real estate development and management. Through United Fidelity, Fidelity offers traditional banking products, such as checking, savings and certificates of deposit, as well as mortgage, commercial and consumer loans. Through the Affordable Housing Group, Fidelity is or was involved in various aspects of developing, building, renting and managing affordable housing units.

Banking revenue consists primarily of interest and fee income, while real estate development and management fee income consists primarily of real estate management, investment banking, development and other fees. All revenue is earned in the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, income taxes have been deducted.

Identified assets are principally those used in each segment and are all held in the United States. Real estate development and management activities conducted by Fidelity are not asset intensive.

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

Presented below is condensed financial information relating to Fidelity's business segments:

                                                                                    1999
                                                  --------------------------------------------------------------------------
                                                                        REAL ESTATE
                                                                        DEVELOPMENT
                                                       BANKING         & MANAGEMENT        ELIMINATIONS         TOTAL
----------------------------------------------------------------------------------------------------------------------------
Interest income                                        $  14,175          $   197              $  (278)        $  14,094
Other income                                               2,368              335                  (40)            2,663
Interest expense                                           9,730              278                 (278)            9,730
Other expense                                              5,916            1,002                  (40)            6,878
Provision for loan losses                                   (454)             316                                   (138)
Income (loss) before tax                                   1,351           (1,064)                                   287
Income tax expense (benefit)                                 112             (450)                                  (338)
Total assets                                             172,864            2,975               (3,586)          172,253
Capital expenditures                                         263                4                                    267
Depreciation and amortization                                390               12                                    402

                                                                                    1998
                                                  --------------------------------------------------------------------------
                                                                        Real Estate
                                                                        Development
                                                       Banking         & Management        Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------

Interest income                                        $  17,332          $   444              $  (584)        $  17,192
Other income                                               2,695              330                                  3,025
Interest expense                                          11,586              584                 (584)           11,586
Other expense                                             13,660            2,416                                 16,076
Provision for loan losses                                  2,152            2,391                                  4,543
Income (loss) before tax                                  (7,371)          (4,617)                               (11,988)
Income tax expense (benefit)                              (3,268)          (1,926)                                (5,194)
Total assets                                             200,082            9,720              (12,756)          197,046
Capital expenditures                                         103                8                                    111
Depreciation and amortization                                430               19                                    449

                                                                                    1997
                                                  --------------------------------------------------------------------------
                                                                        Real Estate
                                                                        Development
                                                       Banking         & Management        Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------

Interest income                                        $  20,276          $   347              $  (341)        $  20,282
Other income                                               3,055              835                  (34)            3,856
Interest expense                                          13,831              341                 (341)           13,831
Other expense                                              7,711            1,797                  (34)            9,474
Provision for loan losses                                    800              175                                    975
Income (loss) before tax                                     989           (1,131)                                  (142)
Income tax expense (benefit)                                 308             (563)                                  (255)
Total assets                                             241,054           11,819              (12,054)          240,819
Capital expenditures                                       1,106              127                                  1,233
Depreciation and amortization                                354               70                                    424

                   FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollar Amounts in Thousands, Except Share Data)

>> Capital Infusion

On July 16, 1999, Fidelity signed a letter of intent with Lincolnshire Management, Inc. (Lincolnshire), whereby Lincolnshire would pay $4.40 per share for newly issued shares of Fidelity's outstanding common stock. The letter indicates that this common stock, when issued, will represent 51 percent of the fully diluted common stock of Fidelity. The total purchase price for these shares is expected to approximate $14,500.

This transaction is subject to the execution and delivery of a definitive stock purchase agreement between Fidelity and Lincolnshire. This agreement is expected to contain several terms and conditions of the transaction, including a condition that the OTS agrees to eliminate the Supervisory Agreement. The potential elimination of the supervisory agreement will likely be accompanied by certain terms and restrictions on United's business and operations once the proceeds from the purchase of the stock are invested in United. The management of Fidelity believes that it is likely that this transaction will occur.

                     (This space intentionally left blank)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to this item is required.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 5 and 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of Fidelity's definitive proxy statement to be mailed and delivered to the stockholders of Fidelity in connection with the Annual Meeting of Shareholders to be held on November 17, 1999, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 8 through 14 of Fidelity's definitive proxy statement to be mailed and delivered to the stockholders of Fidelity in connection with the Annual Meeting of Shareholders to be held on November 17, 1999, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information to be provided under this Item is incorporated by reference to the information under the caption "Beneficial Ownership" on pages 3 and 4 (up to but exclusive of the information presented under the caption "Proxies" on page
4), under the caption "Security Ownership of Management" on pages 15 and 16 (up to but exclusive of the information presented under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16), and under the heading "Possible Change in Control" on page 17 (up to but exclusive of the information presented under the caption "Shareholders Proposals" on page 17) of Fidelity's definitive proxy statement to be mailed and delivered to the stockholders of Fidelity in connection with the Annual Meeting of Shareholders to be held on November 17, 1999, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be provided under this Item is incorporated by reference to the information under the caption "Certain Transactions and Other Matters Between Management and Fidelity" on page 7 (up to but exclusive of the information presented under the caption "Board Meetings" and "Board Committees") of Fidelity's definitive proxy statement to be mailed and delivered to the stockholders of Fidelity in connection with the Annual Meeting of Shareholders to be held on November 17, 1999, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements are included in Item 8:

                                                             Page Number in
                                                             10-K

Independent Auditor's Report on
Consolidated Financial Statements                            40

Consolidated Balance Sheet
June 30, 1999 and 1998                                       41

Consolidated Statement of Income-
For the years ended June 30, 1999, 1998, and 1997            42 and 43

Consolidated Statement of Changes in Stockholders'
Equity - For the years ended
June 30, 1999, 1998, and 1997                                44

Consolidated Statement of Cash Flows -
For the years ended June 30, 1999, 1998, and 1997            45 and 46

Notes to consolidated Financial Statements                   47 through 74

(2) See response to Item 14 (a) (1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) List of Exhibits

   Exhibit Number  Description
   --------------  -----------
   3 (a) Articles of Incorporation of Fidelity, filed as exhibit 3(a) to Fidelity's 1995 Annual Report on Form 10-K, are incorporated herein by reference.

   3 (b) By-Laws of Fidelity, filed as exhibit 3(b) to Fidelity's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

   10              (a)   The 1993 Director's Stock Option Plan, filed as exhibit
                         10(d) to Fidelity's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

                   (b)   The 1995 Key Employee's Stock Option Plan, filed as
                         exhibit 10(c) to Fidelity's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

                   (c) Severance Agreement between Fidelity and M. Brian Davis, filed as exhibit 10(c) to Fidelity's 1998 Annual Report on Form 10-K, is incorporated herein by reference.

                   (d) Severance Agreement between Fidelity and Donald R. Neel, filed as exhibit 10(d) to Fidelity's 1998 Annual Report on Form 10-K, is incorporated herein by reference.

                   (e) Severance Agreement between Fidelity and Terry G. Johnston, filed as exhibit 10(e) to Fidelity's 1998 Annual Report on Form 10-K, is incorporated herein by reference.

   11              Statement regarding computation of per share earnings

   21              Subsidiaries of Fidelity Federal Bancorp.

   27              Financial Data Schedule.

   (b) No Form 8-K was filed during the last quarter of the fiscal year,

   (c) See the list of exhibits in Item 14 (a) (3).

   (d) No other financial statement schedules are required to be submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of September, 1999.

                              FIDELITY FEDERAL BANCORP

                              Registrant

                              By /S/ M. BRIAN DAVIS
                                -----------------------
                                 M. Brian Davis
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

                              By /S/ DONALD R. NEEL
                                -----------------------
                                 Donald R. Neel, Executive Vice President,
                                 Treasurer and Chief Financial Officer
                                 (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

By     /S/  JACK CUNNINGHAM
   --------------------------------------
            Jack Cunningham,
            Chairman

By     /S/  M. BRIAN DAVIS
   --------------------------------------
            M. Brian Davis
            President, Chief Executive Officer
            and Director

By:    /S/  CURT J. ANGERMEIER
   --------------------------------------
            Curt J. Angermeier, Director

By     /S/  WILLIAM R. BAUGH
   --------------------------------------
            William R. Baugh, Director

By     /S/  BRUCE A. CORDINGLEY
   --------------------------------------
            Bruce A. Cordingley

By     /S/  ROBERT F. DOERTER
   --------------------------------------
            Robert F. Doerter, Director

By     /S/ DONALD R. NEEL
   --------------------------------------
           Donald R. Neel, Director

By     /S/  BARRY A. SCHNAKENBURG
   --------------------------------------
            Barry A. Schnakenburg, Director

INDEX TO EXHIBITS
-----------------

Page     Exhibit Number                     Exhibit
-------------------------------------------------------------------------------
  66          11           Statement regarding computation of per share
                           earnings. See (Earnings per Share) of this document.

  79          21           Subsidiaries of Fidelity Federal Bancorp.

  80          27           Financial Data Schedule.