Form 10-Q
period 1999-09-30
FIDELITY FEDERAL BANCORP
filed 1999-11-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1999



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

As of November 9, 1999, there were 3,147,662 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 27.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index
                                                                      Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Consolidated balance sheet.....................................      3

   Consolidated statement of income...............................      4

   Consolidated statement of stockholders' equity.................      5

   Consolidated statement of cash flows...........................      6

   Notes to consolidated financial statements.....................      7

  ITEM 2--Management's Discussion and Analysis of Results
          of Operations and Financial Condition...................  11-24

PART II - OTHER INFORMATION.......................................     25

SIGNATURES........................................................     26

EXHIBIT INDEX.....................................................     27

Item 1 - Financial Statements
                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                           Consolidated Balance Sheet
                      (In thousands, except for share data)
                                   (Unaudited)

                                                       September 30,   June 30,
                                                           1999          1999
                                                       -------------   --------
Assets
Cash and due from banks                                  $   2,415    $   1,599
Short-term interest-bearing deposits                        11,879       14,668
                                                         ---------    ---------
Total cash and cash equivalents                             14,294       16,267

Investment securities available for sale                    25,625       27,325
Loans, net of allowance for loan losses of $2,504
      and $3,521                                           106,842      110,436
Premises and equipment                                       5,761        5,692
Federal Home Loan Bank of Indianapolis stock                 3,920        3,920
Income tax receivable                                        3,830        3,660
Interest receivable and other assets                         4,479        4,953
                                                         ---------    ---------
      Total assets                                       $ 164,751    $ 172,253
                                                         =========    =========

Liabilities
Deposits
   Non-interest bearing                                  $   5,962    $   6,224
   Interest-bearing                                        117,079      122,372
                                                         ---------    ---------
      Total deposits                                       123,041      128,596
Short-term borrowings                                          124          128
Long-term debt                                              27,385       29,149
Advances by borrowers for taxes and insurance                  580          392
Valuation allowance letter of credit                         4,116        5,168
Other liabilities                                            1,722        1,006
                                                         ---------    ---------
   Total liabilities                                       156,968      164,439

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
   Authorized - 5,000,000 shares
     Issued Outstanding - 3,147,662 shares                   3,147        3,147
Additional paid in capital                                  10,869       10,869
Stock warrants                                                  11           11
Retained earnings, (deficit)                                (5,651)      (5,755)
Accumulated other comprehensive income                        (593)        (458)
                                                         ---------    ---------
      Total stockholders' equity                             7,783        7,814
                                                         ---------    ---------

Total liabilities and stockholders' equity               $ 164,751    $ 172,253
                                                         =========    =========

See notes to consolidated financial statements.

NOTE: The consolidated balance sheet at June 30, 1999 has been derived from the audited financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                        Consolidated Statement of Income
                     (In thousands, except for share data)
                                  (Unaudited)

                                              Three Months Ended
                                                 September 30,
                                                1999      1998
                                              -------------------
Interest Income
   Loans receivable                            $2,300    $3,481
   Investment securities                          434       141
   Deposits with financial institution            177       182
   Other dividend income                           79        79
                                               ------    ------
      Total interest income                     2,990     3,883
                                               ------    ------

Interest Expense
   Deposits                                     1,507     2,009
   Short-term borrowings                            1        26
   Long-term debt                                 577       583
                                               ------    ------
      Total interest expense                    2,085     2,618
                                               ------    ------

Net interest income                               905     1,265
   Provision for loan losses                       75        75
                                               ------    ------
Net interest income after provision for
   loan losses                                    830     1,190
                                               ------    ------

Non-interest income
   Management fees                                 43        56
   Service charges on deposit accounts             98       119
   Net gains on loan sales                         70       109
   Letter of credit fees                          146       146
   Agent fee income                                 -       167
   Other income                                   131       298
                                               ------    ------
      Total non-interest income                   488       895
                                               ------    ------

Non-interest expense
   Salaries and employee benefits                 858       887
   Net occupancy expense                          100       105
   Equipment expense                               75        76
   Data processing expense                        113        89
   Deposit insurance expense                       81        34
   Legal and professional fees                     90        70
   Advertising                                     43        51
   Letter of credit valuation provision          (500)        -
   Other expense                                  442       529
                                               ------    ------
      Total non-interest expense                1,302     1,841
                                               ------    ------

Income before income tax                           16       244
   Income tax expense (benefit)                   (88)      (92)
                                               ------    ------
Net Income                                     $  104    $  336
                                               ======    ======

Per share:
   Basic net income                            $ 0.03    $ 0.11
   Diluted net income                            0.03      0.11

See notes to consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                  (Unaudited)

                                             Three Months Ended
                                                September 30,
                                              1999        1998
                                             -------------------
Beginning Balances                           $7,814      $7,515
Comprehensive income:
   Net income                                   104         336
   Other comprehensive income net of tax--
     unrealized gain (loss) on securities      (135)         13
                                             ------      ------
      Comprehensive income                      (31)        349
Issuance of stock                                            90
                                             ------      ------

Balances, September 30                       $7,783      $7,954
                                             ======      ======

See notes to consolidated condensed financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                 Three months ended
                                                                    September 30,
                                                                1999            1998
                                                                ----            ----
Operating Activities
Net income                                                    $   104          $   336
Adjustments to reconcile net income to net cash provided
  by operating activities
   Provision for loan losses                                       75               75
   Letter of credit valuation provision                          (500)               -
   (Gain) loss on sale of premises and equipment                    -              (23)
   Depreciation                                                    98              104
   Investment securities amortization (accretion), net             16                6
   Loans originated for sale                                   (2,084)          (6,506)
   Proceeds from sale of loans                                  2,088            6,550
   Amortization of net loan origination fees and points            (8)             (27)
   Changes in
      Interest receivable, tax receivable and other assets        304            1,254
      Interest payable and other liabilities                      252              899
                                                              -------          -------
Net cash provided by operating activities                         345            2,668

Investing Activities
   Proceeds from maturities of securities available for sale    1,461              426
   Net change in loans                                          3,523            8,705
   Purchases of premises and equipment                           (167)             (25)
   Proceeds from sale of premises and equipment                     -               35
                                                              -------          -------
Net cash provided by investing activities                       4,821            9,141

Financing Activities
   Net change in:
      Noninterest-bearing, interest bearing demand and
        savings deposits                                         (387)            (572)
      Certificates of deposit                                  (5,168)           5,768
      Short-term borrowings                                        (4)          (2,425)
   Repayment of long-term debt                                 (1,764)            (602)
   Net change in advances by borrowers for taxes
      and insurance                                               188              185
   Cash dividends                                                   -             (156)
   Issuance of stock                                                                90
                                                              -------          -------
Net cash provided (used) by financing activities               (7,135)           2,288
                                                              -------          -------

Net change in Cash and Cash Equivalents                        (1,973)          14,097
Cash and Cash Equivalents, beginning of period                 16,267            7,943
                                                              -------          -------
Cash and Cash Equivalents, end of period                      $14,294          $22,040
                                                              =======          =======

Additional Cash Flows and Supplementary information
   Income tax paid                                                             $   625
   Interest paid                                             $  1,406            1,829

See notes to consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
o       Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

o       Stockholders' Equity

In connection with Fidelity's second debt and equity rights offering completed January 31, 1995, Fidelity has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At September 30, 1999, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with Fidelity's first debt and equity rights offering completed on April 30, 1994, Fidelity has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At September 30, 1999, a total of 397,218 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

o       Cash Dividend

Fidelity's dividend policy is to pay cash or distribute stock dividends when its Board of Directors deems it to be appropriate, taking into account Fidelity's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. Fidelity is not subject to any regulatory restrictions on payments to its stockholders. Fidelity's primary source of income is dividends from United Fidelity Bank ("United").

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


o       Company Subsidiaries

United and Village Affordable Housing Corporation are two subsidiaries of Fidelity. United is a federally chartered savings bank, and is regulated by the Office of Thrift Supervision. Village Affordable Housing Corporation was formed during the third quarter of fiscal 1998 for the purpose of holding interests in real estate housing, and is currently inactive.

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. Currently, they are involved only in the business of owning, renting and managing affordable housing properties. Village Capital Corporation has earned fees by providing real estate mortgage banking services to unaffiliated borrowers since 1994. Another subsidiary of United, Village Insurance Corporation, is engaged in the business of selling various insurance products.

Fidelity continues to review the profitability of the remaining subsidiaries to determine its future impact on the Company's business plan. Representatives of Village Capital Corporation will broker loans as opportunities arise. Village Housing Corporation and Village Management Corporation continue to be fully operational.

o       Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The provisions of this statement were to become effective for fiscal years beginning after June 15, 1999. The effective date of the statement has been delayed by Statement No. 137 to fiscal years beginning after June 15, 2000. Fidelity does not expect the statement to have a material impact on Fidelity's financial condition or results of operations and plans on adopting it on July 1, 2000.

o       Other Restrictions

United entered into a Supervisory Agreement with the OTS on February 3, 1999 which is in effect until terminated, modified or suspended by the OTS.

Under the terms of the Agreement, United must develop and submit to the OTS for approval a strategic plan which includes, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning. The strategic plan was submitted and approved by the OTS.

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

United is also prohibited from taking certain actions without prior approval, including but not limited to: investing in, purchasing, or committing to make or purchase any additional commercial loans or commercial real estate loans; requesting permission from the OTS to engage in additional commercial loan activity until United has hired an experienced loan staff and credit analyst; refinancing or extending classified or criticized commercial loans without the prior approval of the OTS; engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; developing any real estate without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; engaging in any new activities not included in the strategic plan; and, refinancing or extending any non-classified or criticized commercial loan if additional funds are extended.

United is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer. United is also prohibited, without prior OTS approval, from entering into any contract with any executive officer or director which would require a "golden parachute" payment and from increasing the executive benefit package in an amount in excess of the annual cost of living. United also developed a plan to reduce employee turnover, build an experienced staff, and provide for management succession.

Management of United has taken or is refraining from taking, as applicable, the actions requested by the OTS and at September 30, 1999, was in compliance with the conditions of its Supervisory Agreement.

o       Segment Information

Fidelity operates principally in two industries, banking and real estate development and management. Through United, Fidelity offers traditional banking products, such as checking, savings and certificates of deposit, as well as mortgage, commercial and consumer loans. Through the Affordable Housing Group, Fidelity is or was involved in various aspects of developing, building, renting and managing affordable housing units.

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

                                         Real Estate
Three months ended                       Development
September 30, 1999           Banking     & Management    Eliminations     Total
---------------------------------------------------------------------------------
Interest income               $2,990         $    2        $     (2)    $  2,990
Other income                     400             98             (10)         488
Interest expense               2,085              2              (2)       2,085
Other expense                  1,076            236             (10)       1,302
Provision for loan losses         75              -               -           75
Income before tax                154           (138)              -           16
Income tax expense (benefit)      (9)           (79)              -          (88)
Total assets                 165,342          2,915          (3,506)     164,751
Capital expenditures             167              -               -          167
Depreciation and amortization     96              2               -           98

                                         Real Estate
Three months ended                       Development
September 30, 1998           Banking     & Management    Eliminations     Total
---------------------------------------------------------------------------------
Interest income               $3,942           $118           $(177)      $3,883
Other income                     818             77               -          895
Interest expense               2,625            170            (177)       2,618
Other expense                  1,676            165               -        1,841
Provision for loan losses         75              -               -           75
Income before tax                384           (140)              -          244
Income tax expense (benefit)      (9)           (10)              -          (92)
Total assets                 194,132          9,795          (3,509)     200,418
Capital expenditures              24              1               -           25
Depreciation and amortization    101              3               -          104

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Fidelity "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe Fidelity's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and Fidelity undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

o       Results of Operations

The net income for the three months ended September 30, 1999 was $104,000, compared to $336,000 for the same period last year. Basic and diluted net income per share was $.03 per share for the three months ended September 30, 1999, compared to $0.11 per share in 1998. Interest income decreased $893,000 from the prior year primarily due to a decrease in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. Interest expense decreased approximately $533,000 due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, Fidelity's assets have decreased $34.9 million from September 30, 1998 to $164.8 million at September 30, 1999. Non-interest income for the three months ended September 30, 1999, decreased $407,000 from the three months ended September 30, 1998 primarily due to a decrease in gains on sales of loans, release fees, and agent fees. Non-interest expense decreased $539,000 to $1.3 million due primarily to the reversal of a $500,000 letter of credit provision due to an improvement in the operating results and cash flows of certain of those properties for which the reserves are recorded.

Net Interest Income. Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest earning assets, and interest paid on interest bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity's interest rate-sensitive assets and liabilities. Net interest income for the three months ended September 30, 1999, was $905,000 compared to $1.3 million for the three month period ending September 30, 1998, a decrease of $360,000. These decreases are primarily attributable to decreases in earning assets and interest bearing liabilities.

The net interest margin is a percentage computed by dividing net interest income on a fully taxable equivalent basis ("FTE") by average earning assets and represents a measure of basic earnings on interest bearing assets held by Fidelity. The reduction in net interest income in fiscal 2000 was primarily due to a decrease in average earning assets of $34.0 million, which was offset by a decrease in average interest-bearing liabilities of $20.8 million. For the three months ended September 30, 1999 interest income was $3.0 million compared to $3.9 million for the three months September 30, 1998, a decrease of approximately $900,000 or about 23.1%. Interest expense for the three months ended September 30, 1999 was $2.1 million compared to $2.6 million for the three months ended September 30, 1998, a decrease of approximately $0.5 million or 19.2%. The reduction in average earning assets was attributable to a significant number of multifamily and commercial loan payoffs, as well as payoffs on residential real estate mortgage loans. The average balance of agent-acquired certificates of deposit, which had an average yield of 6.02% for the three months ended September 30, 1998, was reduced from $35.0 million to $20.8 million at September 30, 1999. The average yield decreased to 5.97% for the three months ended September 30, 1999. The net interest margin for the three months ended September 30, 1999 decreased to 2.31% from 2.48% at June 30, 1999 and 2.76% at September 30, 1998. The decrease in the net interest margin, is the result of loan payoffs on fixed rate 1-4 family loans and the sale of new loan production on the secondary market. Commercial loans and higher yielding multi-family loans continue to decrease due to refinancing and payoffs. This will likely be a continuing trend during the term of the Supervisory Agreement between United and the OTS, as certain lending activities are restricted.

Asset/Liability Management--Quantitative and Qualitative Disclosures about Market Risk

Fidelity is subject to interest rate risk to the degree that its interest bearing liabilities, primarily deposits with short and medium term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless off-set by other factors.

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than 12% risk-based capital ratio are required to file the OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. United voluntarily submits a CMR quarterly to the OTS. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, at June 30, 1999 and September 30, 1998, is an analysis performed by the OTS of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999 and September 30, 1998, 2% of the present value of United's assets was approximately $3.4 million and $3.9 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease and the opposite at September 30, 1998) was $1.8 million at June 30, 1999 and $1.4 million at September 30, 1998, United would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The slight increase in interest rate risk from 1999 to 1998 is due to an increase in the spread of expected cash flows from assets and liabilities. United's sensitivity to interest rate changes is in the fourth percentile of all OTS regulated entities at June 30, 1999, the most recent period that United has information.

                                         Interest Rate Risk as of June 30, 1999
                                         --------------------------------------
                                 Net Portfolio Value                    NPV as Percent of Present
                                   (in thousands)                            Value of Assets
------------------------------------------------------------------------------------------------------
     Change           Dollar           Dollar         Percentage
    in Rates          Amount           Change           Change         NPV Ratio         Change
------------------------------------------------------------------------------------------------------
     + 300 bp         $11,390          $(3,126)          (22)%             7.09%        - 151 bp
     + 200 bp          12,763           (1,753)          (12)              7.81         -  80 bp
     + 100 bp          13,916             (600)           (4)              8.37         -  24 bp
         0 bp          14,516                                              8.61
     - 100 bp          14,145             (371)           (3)              8.31         -  30 bp
     - 200 bp          13,203           (1,312)           (9)              7.70         -  91 bp
     - 300 bp          12,292           (2,224)          (15)              7.10         - 150 bp

                   Interest Rate Risk as of September 30, 1998
                   -------------------------------------------
                               Net Portfolio Value                  NPV as Percent of Present
                                  (in thousands)                           Value Assets
-----------------------------------------------------------------------------------------------
     Change           Dollar          Dollar        Percentage
    in Rates          Amount          Change          Change           NPV            Change
-----------------------------------------------------------------------------------------------
    +300 bp           10,811            (771)           (7)            5.75           - 19 bp
    +200 bp           11,559             (23)            0             6.06             12 bp
    +100 bp           11,888             306             3             6.15             22 bp
       0 bp           11,582                                           5.94
    -100 bp           10,797            (786)           (7)            5.50           - 44 bp
    -200 bp           10,143          (1,440)          (12)            5.12           - 82 bp
    -300 bp            9,659          (1,923)          (17)            4.83          - 111 bp

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

Non-interest income. Non-interest income for the quarter ended September 30, 1999, was $488,000 compared to $895,000 for the same period in 1998, a decrease of $407,000.

Non-interest income
-------------------
(in thousands)

                                                         Three Months Ended
                                                            September 30,         Increase
                                                         1999         1998       (Decrease)
                                                         ----         ----       ----------
Management fees                                         $   43       $   56         $(13)
Letter of credit fees                                      146          146            -
Service charges on deposit accounts                         98          119          (21)
Net gain on loan sales                                      70          109          (39)
Loan servicing rights net of amortization                    9           45          (36)
Release fees                                                 6           32          (26)
Agent fee income                                                        167         (167)
Servicing fees on loans sold (net of amortization)          28           19            9
Other                                                       88          202         (114)
                                                        ------        -----       -------
 Total non-interest income                              $  488        $ 895       $ (407)
                                                        ======        =====       =======

Fidelity's level of activity in Section 42 real estate activities has continued to decrease. Fidelity has recorded no Section 42 real estate development fees over the past two years. Fee income from management activities decreased $13,000 primarily due to a reduction in the fee percentage from 5% to 4% collected on partnerships for which Village Housing Corporation is the general partner. Service charges on deposit accounts decreased $21,000 from last year primarily due to the reduction in deposits of $31.1 million. Net gains on the sale of single-family loans decreased $39,000 over the same period in 1998, an increased loan rate environment has resulted in less sales. Servicing fees on loans sold increased $9,000 due to an increase in the number of mortgage loans being serviced by Fidelity compared to the prior year. Other income decreased $114,000 from last year due primarily to the repayment of expenses incurred in connection with a payoff on a multifamily loan last year and consulting fees.

United has participated in an arrangement in which automobile loans are originated on behalf of another organization for the last three fiscal years. Agent fee income, which represents earned fees from these transactions, decreased $167,000 for the quarter ended September 30, 1999 compared to the same period last year. In January 1999, the head of United's consumer loan division and key members of the consumer loan division staff left United to accept employment with a competitor. United has been unable to continue to compete in this market segment since the departure of the staff. As such, United's revenue from consumer loans has been sharply reduced. During the fourth quarter of fiscal 1999, United hired a manager and staff to resume this lending activity. United commenced certain types of consumer lending, such as home equity lending as of June 30, 1999. United has fully resumed indirect lending during the first quarter of fiscal 2000, and has retained all of the loans originated within its portfolio.



Provision for Loan Losses
Fidelity makes provisions for possible loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb possible losses in the loan portfolios. The provision for loan losses for the three months ended September 30, 1999 and 1998 were $75,000 each for the respective periods.


                                  Allowance for Loan Losses

                                 September 30,  September 30,
                                     1999           1998
                                 -------------  -------------
Balances, July 1                    $3,521         $3,049
Provision for loan losses               75             75
Transfer from Letter Of Credit
  valuation allowance                        -        895
Loans charged off                   (1,099)           (78)
Recoveries on loans                      7             19
                                    ------         ------
Balance, September 30               $2,504         $3,960
                                    ======         ======

During the quarter ended September 30, 1999, Fidelity charged-off $1.1 million of multifamily loans that were previously reserved for in fiscal 1998. The ratio of non-performing loans to the allowance for loan losses was 178.2% at September 30, 1999 compared to 143.7% at June 30, 1999 and 121.7% at September 30, 1998.
The increase in non-performing loans is due to one large multifamily loan to an outside borrower which is past due at September 30, 1999 pending its refinancing. This loan was subsequently paid off in October 1999. The ratio of non-performing loans to the allowance for loan losses, excluding this loan, was 31.9% at September 30, 1999.


Non-interest expense. Non-interest expense for the quarter ended September 30, 1999, was $1.3 million compared to $1.8 million for the same period in 1998, a decrease of $500,000.

Non-interest Expense
--------------------
(in thousands)

                                                         Three Months Ended
                                                            September 30,        Increase
                                                         1999         1998      (Decrease)
                                                         ----         ----      ----------
Salaries and employee benefits                          $  858      $   887      $   (29)
Letter of credit valuation provision                      (500)           -         (500)
Legal and professional                                      90           70           20
Occupancy expense                                          100          105           (5)
Equipment expense                                           75           76           (1)
Data processing expense                                    113           91           22
Advertising                                                 43           51           (8)
Deposit insurance                                           81           34           47
Loss on investment                                          61          135          (74)
Other operating expense                                    381          392          (11)
                                                        ------       ------        ------
 Total non-interest expense                             $1,302       $1,841        $(539)
                                                        ======       ======        ======

Salaries and employee benefits decreased $29,000 for the three months ended September 30, 1999, compared to the same period last year. Salaries decreased $21,000 primarily due to staffing replacements and attrition. During the quarter, as a result of an overall improvement in operating results of Fidelity's affordable housing portfolio, and specifically, certain of those projects for which the reserves are recorded, Fidelity reduced its reserve for letters of credit and recognized income of $500,000. The $500,000 is recorded as a credit in non-interest expense, where the original expense was recognized. Legal and professional fees increased $20,000 over last year due to additional costs incurred for workout activities with respect to various classified assets. Occupancy and equipment expenses decreased by $5,000 and $1,000 respectively, compared to the prior year as management continues to closely monitor expenses. Data processing expenses increased $22,000 due to an increase in year 2000 expense. Deposit insurance increased $47,000 over the prior year, due to the change in United's risk classification compared to the prior year. Fidelity's percentage share of losses, as accounted for by the equity method, for its investments in various developments was $61,000 compared to $135,000 in the prior year. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Other operating expense decreased $11,000 as compared to the previous year due primarily due to Fidelity continuing to monitor expenses.

Income Tax Expense (benefit). Income tax benefit decreased $4,000 for the three months ended September 30, 1999, compared to the same period in 1998, primarily due to an decrease in taxable income. Included in the tax benefit of $88,000 for the three months ended September 30, 1999, are tax credits of $97,000. These credits are received from Fidelity's investment in Section 42 affordable housing projects and comprise a portion of the return on these investments. Fidelity also receives the tax benefit of its percentage of the operating losses for those projects. Some of these benefits associated with these tax credits are partially offset by reductions of the investment in the Section 42 investments, which are included in the above table under the caption "Loss on investment".

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

Fidelity has recognized expense of approximately $190,000 over the past two years for costs related to the Year 2000. The amounts that have been paid to date were to provide assistance to Fidelity with the initial assessment and formulation of a plan to ensure compliance with the Year 2000, equipment to assist in the testing process and replacement of non-compliant personal computers and equipment. At June 30, 1999, Fidelity has completed its assessment of the expected total cost of performing necessary procedures or purchasing equipment that is compliant with the Year 2000. Fidelity is anticipating total costs of approximately $310,000, of which $30,000 is expected to be expensed during the quarter ended December 31, 1999. A portion of these costs have been capitalized with the purchase and replacement of non-compliant equipment. At September 30, 1999, total remaining commitments to purchase new equipment, software or to incur material costs to modify existing systems were approximately $65,000. The majority of these remaining costs will be capitalized and amortized over the life of the asset. These costs do not include salaries paid to current employees related to time spent with the Year 2000 issue.

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


Financial Condition

Total assets at September 30, 1999 decreased $7.5 million to $164.8 million from $172.3 million at June 30, 1999. Average assets for fiscal 2000 decreased 12.0% from 1999 to $168.6 million. Average interest-bearing liabilities decreased $20.8 million as Fidelity used loan payoff proceeds to reduce borrowings and agent-acquired certificates of deposit, which represent a higher-cost source of funds for Fidelity.

The decrease in total assets is primarily the result of loan payoffs, refinancing and payments received on fixed 1-4 family mortgage loans. Fidelity has continued to sell current production of fixed 1-4 family mortgages to investors in the secondary market, therefore the mortgage loan portfolio continues to decline.

Loans. The following table shows the composition of Fidelity's loan portfolio as of September 30, 1999 and June 30, 1999.

Loans Outstanding
(in thousands)

                                                      September 30,            June 30,
                                                          1999                   1999
                                                      -------------            --------
Real estate mortgage loans
 First mortgage loans
   Conventional                                          $49,262                $49,733
   Construction                                            6,536                  6,732
   Commercial                                             13,128                 14,140
   Multifamily                                             6,677                  7,597
   First mortgage real estate loans purchased              1,963                  2,061

 Commercial loans - other than secured by real estate      5,570                  6,076
 Consumer and home equity loans                           26,210                 27,618
                                                        --------               --------
      Total loans                                       $109,346               $113,957
Allowance for loan losses                                 (2,504)                (3,521)
                                                        --------               --------
      Net loans                                          106,842                110,436
                                                        ========               ========

Total assets                                            $164,751               $172,253
Total loans to total assets                                 66.4%                  66.2%
                                                        ========               ========

Total loans decreased by $4.6 million or 4.0% to $109.3 million at September 30, 1999, compared to June 30, 1999. Fidelity's savings bank is continually offering new and competitive first mortgage loan products. Fidelity continues to sell current production of 1-4 family loans in fiscal 2000, recording the gain or loss and using the proceeds to fund new products.

Construction and commercial real estate loans decreased by $196,000 and $1.0 million, respectively, at September 30, 1999 from June 30, 1999 to $6.5 million and $13.1 million, respectively. Construction loans at September 30, 1999 include $6.0 million of multifamily loans.

Commercial loans have also decreased $506,000 since June 30, 1999. According to the OTS supervisory agreement, United is not to enter into any new lines of credit or originate any new commercial loans. The focus of United's commercial lending department personnel has been to develop action plans to minimize potential losses relating to its classified commercial credits and its letter of credit exposure.

Consumer and home equity loans decreased $1.4 million since June 30, 1999. The current portfolio continues to shrink due to paydowns and payoffs. As previously mentioned in the "non-interest income" discussion, Fidelity has experienced employee turnover in the consumer loan division and has therefore generated a lower volume of loans. Management anticipates that consumer loan volume will increase with the recent staff replacements to the consumer loan department.

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

Non-performing loans
--------------------
(in thousands)

                                                 September 30,  June 30,
                                                     1999         1999
                                                     ----         ----
Nonaccrual loans:
 Commercial                                        $   283      $    76
 Multifamily                                         3,663        4,112
 Mortgage                                               77           76
                                                   -------      -------
Subtotal                                             4,023        4,264
                                                   =======      =======

Restructured:
 Consumer                                               77           77
 Commercial                                            118
                                                   -------      -------
Subtotal                                               195           77

90 days or more past due:
 Consumer                                              195          164
 Commercial                                             49          632
                                                   -------      -------
Subtotal                                               244          796
                                                   -------      -------

 Total                                              $4,462       $5,137
                                                   =======      =======

Percent of total loans                               4.08%        4.51%
                                                   =======      =======

Total Loans                                        109,346      113,957
                                                   =======      =======

Non-performing loans at September 30, 1999, were 4.08% of total loans compared to 4.51% of total loans at June 30, 1999 and consisted primarily of commercial and multifamily loans. As discussed in the provision for loan loss section, one large multifamily loan to an outside borrower was past due at September 30, 1999 pending its refinancing. The loan was subsequently paid off in October 1999. Excluding the loan at September 30, 1999 non-performing loans would have been
 .76% of total loans. Multifamily affordable housing loans, for which specific reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. In the past, the ability of the multifamily loans to remain performing has been in part due to general partner advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. During the current fiscal year, operating cash flows for most of the properties has improved and general partner advances have significantly decreased. There is no assurance that general partner advances will not be necessary in the future to support cash flow deficits. The majority of recorded general partner advances were charged off in fiscal 1998.

                    Classified Assets and Letters of Credit
                                 (in thousands)
                                 September 30,     June 30,    September 30,
                                     1999           1999           1998
                                     ----           ----           ----

Classified assets                   $17,245        $19,680        $19,479
Classified letters of credit         19,654         20,977         20,718
                                    -------         ------        -------

Total classified assets/letters of
  credit                            $36,899        $40,657        $40,197
                                    =======        =======        =======

Classified and criticized assets of Fidelity totaled $36.9 million compared to $40.7 million at June 30, 1999. Classified assets and letters of credit were 256.2% of Fidelity's capital and reserves at September 30, 1999 compared to 225.9% at September 30, 1998. The increase is primarily associated with the reduction in classified assets and the improvement in the status of certain classified assets, therefore reducing the allowance and letter of credit reserves. A portion of certain loans and letter of credits have been upgraded from doubtful to substandard based on the overall improvement in operating results of Fidelity's housing portfolio.

Analysis of Allowance for Loan Losses and Letter of Credit Valuation Allowance

Fidelity establishes its provision for loan losses and evaluates the adequacy of the allowance for loan losses based on management's evaluation of its loan and letter of credit portfolio and changes in loan and letter of credit activity. Such evaluation, which includes a review of all loans and letters of credit for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loss experience, the composition of the portfolios and other factors that warrant recognition in providing for an adequate loan loss allowance and letter of credit valuation allowance. This evaluation is performed on a monthly basis and is designed to ensure that all relevant matters affecting collectibility will be consistently identified in a detailed review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowances and related provisions. The amounts actually reported in each period will vary with the outcome of this detailed review.

Impaired loans are those that management considers to be substandard or doubtful of collection. At September 30, 1999 Fidelity had impaired loans totaling $15.9 million. The allowance for losses on such impaired loans totaled $1.9 million and is included in Fidelity's allowance for loan losses at September 30, 1999. In addition, using the same guidelines for impaired loans, impaired letter of credits totaled $19.2 million. The valuation allowance on such impaired letter of credits totaled $3.1 million and is included in Fidelity's letters of credit valuation allowance at September 30, 1999.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses for the three months ended September 30, 1999 and the year ended June 30, 1999:

Allowance for Loan Losses
-------------------------
(in thousands)                            September 30,            June 30,
                                              1999                   1999
                                              ----                   ----
Allowance for loan losses
Balance at July 1,                           $3,521                 $3,049
Loan charge-offs:
 Multifamily                                  1,017                      -
 Commercial                                       1                     14
 Consumer                                        81                    324
                                             ------                 ------
   Total loan charge-offs                     1,099                    338

Loan recoveries:
 Real estate mortgage                             -                     15
 Commercial                                       1                      3
 Consumer                                         6                     35
                                             ------                 ------
   Total loan recoveries                          7                     53

Net charge-offs                               1,092                    285
Provision for loan losses                        75                   (138)
Transfer from letter of credit
 Valuation allowance                              -                    895
                                             ------                 ------
Allowance for loan losses
 at end of period                            $2,504                 $3,521
                                             ======                 ======

Ratio of net charge-offs to
 Average loans outstanding
 during the period                            0.98%                  0.21%
Ratio of provision for loan
 losses to average loans
  outstanding during the period               0.07%                 -0.10%

Ratio of allowance for loan
 losses to total loans
 outstanding at end of period                 2.29%                  3.09%

Average amount of loans
 Outstanding for the period                 111,736                137,794
Amount of loans
 Outstanding at end of period              $109,346               $113,957

The allowance for loan losses was $3.5 million at June 30, 1999, $2.5 million at September 30, 1999, and $3.1 million at September 30, 1998. Net loan charge-offs were $1.1 million, or 0.98% of average loans for the three months ended September 30, 1999 compared to $59,000 or 0.15% of average loans for the three months ended September 30,1998. Based on its most recent evaluation, Fidelity charge-off $1.0 million of multifamily loans that were previously reserved for in fiscal 1998. A letter of credit was funded during the first quarter of fiscal 1999 and was classified as a non-accrual loan upon conversion. This loan was previously classified as a substandard letter of credit, with a specific reserve of $895,000. The loan was paid off in full during the second quarter of fiscal 1999 and Fidelity reclassified the $895,000 specific reserve to the general allowance for loan losses. As discussed previously, Fidelity increased the provision for loan losses during fiscal 1998 primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that Fidelity is currently managing. Fidelity has loans and letters of credit securing third party loans to these projects and also has other loans and letters of credit outstanding that relate to other multifamily developments, most of which are outside Fidelity's geographic market.

Fidelity also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998, the balance of which is $4.1 million at September 30, 1999. The decrease is primarily due to the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses, and the reversal of $1.2 million in letter of credit reserves, and charge-offs. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44.6 million at September 30, 1999. Specific reserves for letters of credit totaled 9.23% of outstanding letters of credit at September 30, 1999. Classified loans and letters of credit to total loans and letters of credit were 24.3% at September 30, 1999 and 19.4% at September 30, 1998. Management is not aware of any additional letters of credit that are expected to be called and funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolio as of September 30, 1999.

Investment securities. United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee which is responsible for keeping the investment policy current.

At September 30, 1999, the investment portfolio represented 15.6% of Fidelity's assets compared to 15.9% at June 30, 1999, and is managed in a manner designed to meet the Board's investment policy objectives. Due to continued reductions in the loan portfolio, the excess liquidity has been reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day funding needs, and to provide for diversification of risk and management of interest rate and economic risk. At September 30, 1999, the entire investment portfolio was classified as available for sale. The net unrealized loss at September 30, 1999 was $593,000, which was comprised of gross losses of $982,000 and a tax benefit of $389,000. The increase of $135,000 from June 30, 1999 was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified individual investments for sale in future periods.

The following table sets forth the components of United's securities available for sale as of the dates indicated.

                                                    September 30,   June 30,
                                                       1999           1999
                                                       ----           ----
                                                          (in thousands)
Securities available for sale:
   Federal Home Loan Mortgage Corporation
       mortgage-backed securities                      1,124          1,202
   Federal National Mortgage Association
       mortgage-backed securities                      1,426          1,510
   Government National Mortgage Association
       mortgage-backed securities                     23,075         24,613
                                                     -------        -------

       Total securities available for sale           $25,625        $27,325
                                                     =======        =======

United's total investment securities portfolio decreased by $1.7 million at September 30, 1999, from June 30, 1999. The decreases are a result of monthly payments of principal and interest on its mortgage-backed securities. As interest rates decline, principal of the underlying mortgage loans typically is returned more quickly in the form of payoffs and refinancings.

Funding Sources

Deposits. United attracts both short-term and long-term deposits from the retail market by offering a wide assortment of accounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($100,000 or more), and variable rate IRA certificates.

Average deposits decreased by $21.3 million during the first three months of fiscal 2000. Most of the decreases were due to certificates of deposit acquired through agents, and retail certificates of deposit which decreased $12.7 million and $7.9 million to $20.8 million and $71.1 million, respectively at September 30, 1999. Money market, savings and NOW accounts decreased $27,000, $254,000 and $769,000, respectively. Demand accounts did increase by $388,000 from June 30, 1999.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the three months ended September 30, 1999 and for the year ended June 30, 1999.

                                                 Three Months Ended           Year Ended
                                                 September 30, 1999          June 30, 1999
                                                 ------------------        -----------------
                                                 Average                   Average
                                                 Balance       Rate        Balance      Rate
                                                 -------       ----        -------      ----
                                                             (dollars in thousands)
Average Deposits
   Demand                                        $ 6,112                   $ 5,724
   Now accounts                                   19,667       3.40%        20,436      3.50%
   Money market accounts                           2,706       2.01          2,733      2.23
   Savings accounts                                4,828       2.06          5,082      2.32
   Certificates of deposit                        71,143       5.52         79,072      5.76
   Agent-acquired certificates of deposit         20,789       5.97         33,467      6.02
                                                --------                  --------
       Total                                    $125,245       4.78%      $146,514      5.10%
                                                ========                  ========

The following table summarizes Fidelity's borrowings as of September 30, 1999, and June 30, 1999.

                                                            September 30,       June 30,
                                                                1999              1999
                                                                ----              ----
                                                                (dollars in thousands)
Note payable, 6.78% adjusted annually, payable $15,000 per
   month, including interest, due April 1, 2009,
   secured by specific multifamily mortgages                   $2,174            $2,182
Note payable, 8.48% adjusted annually, payable $8,000
   per month, including interest, due September 14, 2010,
   secured by specific multifamily mortgages                      988               990
Note payable, 8.48% adjusted annually, payable $12,000
   per month, including interest, due September 22, 2010,
   secured by specific multifamily mortgages                    1,513             1,517
Note payable, 9.50% interest paid quarterly,
   due June, 2001, secured by United stock                      2,000             2,000
Junior subordinated notes, 9 1/8%, interest paid
   semi-annually, due April 30, 2001, unsecured                 1,476             1,476
Junior subordinated notes, 9 1/4% interest paid
   semi-annually, due January 31, 2002 unsecured                1,494             1,494
Senior subordinated notes, 10%, interest paid semi-
   annually, due June 1, 2005, unsecured                        7,000             7,000
Federal Home Loan Bank advances due at various dates
   through 2003 (weighted average rates  of 6.56% and 6.50%
   at September 30, 1999 and June 30, 1999)                    10,740            12,490
                                                              -------           -------
   Total                                                      $27,385           $29,149
                                                              =======           =======

In the above table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company and total $16.6 million. Borrowings have been reduced during fiscal 2000 primarily due to large payoffs received in loans and the continued sales of current 1-4 family loan production. The decrease is due primarily to the maturity of FHLB advances. Fidelity, thus far, has been in a position to allow FHLB advances to mature and not replace them. Alternate funding sources were provided by loan sales and payoffs, retail deposits, and public funds. Fidelity may utilize FHLB advances as a source of funds again should the need arise.

Capital Resources and Capital Requirements

The ratio of stockholders' equity to total assets for United, was 8.85% at September 30, 1999, compared to 8.49% at June 30, 1999, due primarily to a reduction in United's asset size. Net income for the period increased the book value, while an increase in the unrealized loss on available for sale investments decreased the ratio. Fidelity's book value per share excluding unrealized losses on investment securities, at September 30, 1999 was $2.66, compared to $2.63 at June 30, 1999.

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

At September 30, 1999, actual and required minimum levels of regulatory capital for United were as follows:

                             (Dollars in Thousands)

                                        Required
                  Amount    Percent      Amount     Percent     Excess
                --------------------------------------------------------

Core             $13,981      8.85%      $4,740       3.0%       $9,241
Tangible         $13,981      8.85%      $2,370       1.5%      $11,611
Risk-based       $20,487     15.71%     $10,433       8.0%      $10,054

Pursuant to HOLA of 1933, as amended, the OTS is required to issue capital standards that are no less stringent than those applicable to national banks. In April 1991, the OTS proposed to amend its capital regulations to reflect amendments made by the OCC to the leverage ratio capital requirement for national banks. The proposal would establish a core capital leverage ratio (core capital to adjusted total assets) of 3% for savings associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum core capital leverage ratio would be 3% plus at least an additional 100 to 200 basis points. Under the proposal, the OTS may impose higher regulations for individual savings associations. The OTS has not adopted this regulation in final form. The prompt corrective action regulation adopted by the OTS provides that a savings association that has a leverage capital ratio of less than 4% will be considered "undercapitalized" and may be subject to certain restrictions. At September 30, 1999 United Fidelity had a core capital leverage ratio (as defined in the proposal) of 8.85%.

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

The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At September 30, 1999 and September 30, 1998, United was categorized as well capitalized and met all subject capital adequacy requirements at those dates.

Per the Supervisory Agreement, the OTS felt additional capital was necessary based on asset quality concerns. United evaluated and continues to evaluate alternatives to increasing capital for the purpose of improving its capital ratios. United has improved its capital ratios by reducing the asset size of the institution. As noted above, risk-based capital increased to 15.71% at September 30, 1999 compared to 15.37% at June 30, 1999.

On July 16, 1999, Fidelity signed a letter of intent with Lincolnshire Management, Inc. (Lincolnshire), whereby Lincolnshire would pay $4.40 per share for newly issued shares of Fidelity's outstanding common stock. The letter indicates that this common stock, when issued, will represent 51 percent of the fully diluted common stock of Fidelity. The total purchase price for these shares is expected to approximate $14.5 million. This transaction is subject to the execution and delivery of a definitive stock purchase agreement between Fidelity and Lincolnshire. This agreement is expected to contain several terms and conditions of the transaction, including a condition that the OTS agrees to eliminate the Supervisory Agreement. The potential elimination of the supervisory agreement will likely be accompanied by certain terms and restrictions on United's business and operations once the proceeds from the purchase of the stock are invested in United.

Liquidity

Fidelity's principal source of income and funds is dividends from United and is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

Fidelity recently obtained additional financing of $2.0 million to cover operating costs and servicing of debt at the holding company level. Additional sources of liquidity available to the holding company include the potential issuance of additional stock, potential execution of additional debt financing, and dividends from United (with OTS approval).

United is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. Currently, liquid assets must equal at least four percent of net withdrawable savings plus borrowings payable upon demand or due within one year or less. As of September 30, 1999 and June 30, 1999, United's liquidity ratios were 16.70% and 16.99%. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for United's operations.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United decreased its borrowings from the FHLB from $12.5 million at June 30, 1999, to $10.7 million at September 30, 1999. Fidelity has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

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

                                       FIDELITY FEDERAL BANCORP



Date: NOVEMBER 11, 1999                By: /s/ M. BRIAN DAVIS
      -----------------                   ---------------------------
                                          M. Brian Davis
                                          President and CEO



                                       By: /s/ DONALD R. NEEL
                                          ---------------------------
                                          Donald R. Neel,
                                          Executive Vice President,
                                          CFO and Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index


Reg. S-K

Exhibit No.                  Description of Exhibit                  Page
-------------------------------------------------------------------------
   27                        Financial Data Schedule                   29