Form 10KT405
period 1999-12-31
FIDELITY FEDERAL BANCORP
filed 2000-03-30
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ---------------------------------

                                   FORM 10-K

           [ ]      Annual Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of
                    1934 (fee required) For the fiscal year
                              ended: _____________

                                       or

           [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                            1934 (no fee required)
         For the Transition period from July 1, 1999 to December 31, 1999.

                       ---------------------------------

                          Commission File No. 0-22880


                            Fidelity Federal Bancorp
             (Exact name of registrant as specified in its charter)

             Indiana                                    35-1894432
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

                       DOCUMENTS INCORPORATED BY REFERENCE


                          Exhibit index is on page 79

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                          ---     ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at February 29, 2000 was approximately $6,892,772.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 29, 2000.

                        Common Stock - 3,147,662 shares

                            FIDELITY FEDERAL BANCORP


                                      Index

PART I
                                                                         Page

ITEM 1   -  Business                                                        3
ITEM 2   -  Properties                                                     10
ITEM 3   -  Legal Proceedings                                              10
ITEM 4   -  Submission of Matters to a Vote of Security Holders            10

PART II

ITEM 5   -  Market for Registrant's Common Equity
                and Related Stockholder Matters                            11
ITEM 6   -  Selected Financial Data                                        13
ITEM 7   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              14
ITEM 7 A    Quantitative and Qualitative Disclosures About Market Risk     14
ITEM 8   -  Financial Statements and Supplementary Data
            Report of Independent Auditors                                 41
            Consolidated Balance Sheet                                     42
            Consolidated Statement of Income                               43
            Consolidated Statement of Stockholders' Equity                 45
            Consolidated Statement of Cash Flows                           46
            Notes to Consolidated Financial Statements                     48
ITEM 9   -  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures                    76

PART III

ITEM 10  -  Directors and Executive Officers of the Registrant             76
ITEM 11  -  Executive Compensation                                         76
ITEM 12  -  Security Ownership of Certain Beneficial
                Owners and Management                                      76
ITEM 13  -  Certain Relationships and Related Transactions                 76

PART IV

ITEM 14  -  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                77

SIGNATURES                                                                 78

                                     PART I

ITEM 1.  BUSINESS

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


Overview

Fidelity Federal Bancorp, incorporated in 1993 under the laws of the State of Indiana, is a registered savings and loan holding company with its principal office in Evansville, Indiana. Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana. Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities.

In December, 1999, Fidelity's Board of Directors voted to change Fidelity's fiscal year end from June 30 to December 31. Accordingly, the following discussion analyzes the results of operations for the six months ended December 31, 1999 compared to the twelve months ended June 30, 1999 and the financial position as of December 31, 1999 to the financial position as of June 30, 1999. Fluctuations in the results of operations are significant in part because there are two quarters less in the period ended December 31, 1999 compared to fiscal 1999. All references to percentage changes in income or expense items for the period ended December 31, 1999 have been annualized.

Fidelity has engaged in the business of owning, renting and managing affordable housing projects through its wholly-owned subsidiaries, Village Management Corporation and Village Housing Corporation (collectively, the "Affordable Housing Group"). Fidelity has been engaged in affordable housing activities since September, 1992 through United, and since April, 1994, through Village Capital Corporation ("VCC"). Since June 30, 1994, VCC has earned fees by providing real estate mortgage banking services to unaffiliated borrowers. The December 31, 1999 audited financial statements include condensed financial information about both of Fidelity's business segments.

Another subsidiary of United, Village Insurance Corporation, is engaged in the business of selling credit life insurance, as well as accident and health insurance, to United's loan customers.

A second subsidiary of Fidelity, Village Affordable Housing Corporation, was formed in fiscal 1998. This company was formed to hold an interest in a housing partnership that was initially financed by United, which was subsequently charged off and transferred to Village Housing Corporation.

A third subsidiary of Fidelity, Village Securities Corporation, is currently inactive.

       Fidelity had consolidated total assets of $171.5 million and total shareholders' equity of $5.4 million as of December 31, 1999.

Fidelity's subsidiaries at December 31, 1999, are listed below:

Subsidiary                                   Principal Office Year Organized     Assets (in thousands)
1. United Fidelity Bank, fsb                   Evansville, IN     1914                 $168,746

   Subsidiaries of United Fidelity Bank, fsb:
   Village Capital Corporation                 Evansville, IN     1994                      777
   Village Insurance Corporation               Evansville, IN     1980                       88
   Village Management Corporation              Evansville, IN     1992                      259
   Village Housing Corporation                 Evansville, IN     1992                    2,572


2. Village Affordable Housing Corporation      Evansville, IN     1998                       36

3. Village Securities Corporation              Evansville, IN     1994                       85

Fidelity's home office is located at 700 S. Green River Road, Suite 2000, Evansville, Indiana, 47715 and its telephone number is (812) 469-2100.


Competition

Fidelity and United face strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of February 29, 2000, approximately 4 banks, 3 thrifts, and 11 credit unions operated in the Evansville, Indiana metropolitan area, which is United's principal deposit market area. Currently one of the local banks has reached an agreement to acquire another local thrift, subject to regulatory and shareholder approval. Completion of this transaction would make United the largest thrift in this market. Many competitors are substantially larger or have significantly greater capital resources than United. Due to recently enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana. Fidelity has discontinued development activities pertaining to the affordable housing industry and multifamily development in part because of increased levels of competition, and significant losses taken in the most recent three years.


SUPERVISION AND REGULATION

In addition to the general provisions discussed below, Fidelity and United are also subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, which also impacts the operations of Fidelity and United. See the "Other Restrictions" footnote in Fidelity's Notes to Consolidated Financial Statements.

Regulation of Fidelity

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

In addition, its activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative actions affecting the banking industry is often considered by Congress, state legislatures and various regulatory agencies. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or Fidelity and United in particular would be affected.

Financial Modernization Legislation: The Gramm Leach Bliley Act. On November 12, 1999,the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

         - allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

         - allows insurers and other financial services companies to acquire banks and thrifts;

         - removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies and;

         - establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Broad that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including United, from disclosing nonpublic personal financial information to third parties unless customer have the opportunity to "opt out" of the disclosure. Regulations governing the privacy requirements of the Act have been proposed. Until the final rules have been issued, it is difficult to determine the impact of the regulations on the activities of United.

Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations and maintain full access to FHLB advances, it must be a "qualified thrift lender" ("QTL"). A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At December 31, 1999, the qualified thrift investment percentage test for United was 86.75%.

Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 4% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowing during the preceding calendar month. Under HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member associations. At December 31, 1999, United was in compliance with these liquidity requirements.

Loans-to-One-Borrower Limitations. HOLA generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15%
of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 1999, United's loan-to-one-borrower limitation was approximately $3 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At December 31, 1999, United had made 6.1 million in such loans under this higher lending limit.

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

Capital Requirements. The Director of the OTS has adopted capital standards under which savings associations must maintain (i) "core capital" in an amount not less than 3% of total adjusted assets for a savings association with a composite rating of 1, and not less than 4% for all other savings associations,
(ii) "tangible capital" in an amount not less than 1.5% of total adjusted assets, and (iii) a level of risk-based capital equal to 8.0% of risk-weighted assets.

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

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. United's total assessment for the six months ended December 31, 1999 was $35,000.

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

Transactions with Affiliates

Pursuant to HOLA, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Section 22(h) of the Federal Reserve Act imposes restrictions on loans to executive officers, directors, and principal shareholders. Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at December 31, 1999.

Federal Home Loan Bank System

United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 1999, United was in compliance with this requirement.


Personnel

As of December 31, 1999 Fidelity had 90 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

Fidelity maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. Fidelity also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.


ITEM 2.  PROPERTIES

The following table sets forth the location of Fidelity's savings bank offices, all of which are owned by United, as well as certain additional information relating to these offices as of December 31, 1999.

--------------------------------------------------------------------
      Office Location      Year Facility Opened    Net Book Value
--------------------------------------------------------------------
Home Office                         1974            $993,000
18 NW Fourth Street
Evansville, IN  47708
--------------------------------------------------------------------
Eastside Branch                     1997           1,901,000
700 S. Green River Rd
Evansville, IN  47715
--------------------------------------------------------------------
Northside Branch                    1976              92,000
4441 First Avenue
Evansville, IN  47710
--------------------------------------------------------------------
Westside Branch                     1979              91,000
4801 W. Lloyd Expressway
Evansville, IN  47712
--------------------------------------------------------------------

Fidelity and the other non-bank subsidiaries use the premises of United's Home Office and 2nd floor of the Eastside Branch for their office and equipment needs and pay rent for such use.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 1999, at 8:30 AM, at Fidelity's subsidiary downtown offices at 18 N.W. Fourth Street, Evansville, Indiana, the Annual meeting of Shareholders was held in order to vote on two matters.

Matter 1 was to elect one director to the Board of Directors to serve for the ensuing term of three years and until his successor is duly elected and qualified. The vote tabulation for the election of Jack Cunningham was 1,854,904 for and 227,152 shares against.

The following  directors terms continued after the meeting;  Curt J.
Angermeier, William Baugh, Bruce Cordingley (until his subsequent resignation from the Board on December 27, 1999), Jack Cunningham, M. Brian Davis, Donald
R. Neel and Barry A. Schnakenburg.

Matter 2 was the ratification of the appointment of the auditor of Fidelity. The vote tabulation for Olive LLP was 1,866,085 for, 212,798 shares against, and 3,166 shares abstained.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

Fidelity Federal Bancorp's common stock is traded on the NASDAQ National Market System under the symbol FFED. The following table sets forth, for the periods indicated, the high and low bid prices per share as reported by NASDAQ. The bid prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions and may not represent actual transactions.

                        Six Months Ended            Year Ended
                        December 31, 1999          June 30, 1999
                    ---------------------------------------------------
                     Common Stock Bid Prices  Common Stock Bid Prices
                    ---------------------------------------------------
                      High          Low          High         Low
-----------------------------------------------------------------------

First quarter         $3 1/16      $2 5/8     $  6 1/2       $3 1/2
Second quarter         2 7/8        1 1/4        5            3 1/4
Third quarter            N/A          N/A        4            2 1/2
Fourth quarter           N/A          N/A        3 7/8        2 3/4

Fidelity declared no dividends during the six months ended December 31, 1999 and fiscal 1999 compared to $.35 per share for 1998. Fidelity's principal source of income and funds is dividends from its savings bank subsidiary (United) which currently is subject to dividend restrictions. Unlike United, Fidelity is not subject to any regulatory restriction on future dividends. Fidelity's dividend policy is to pay cash or distribute stock dividends when the Board of Directors deems it to be appropriate, taking into account Fidelity's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. United will not pay any dividends in the immediate future without regulatory approval. Refer to the "Other Restrictions" footnote in Fidelity's consolidated financial statements for further details. United is uncertain when it will pay dividends in the future and the amount of such dividends, if any. Fidelity anticipates that it will not pay any dividends in the foreseeable future. There were 499 stockholders of record as of February 29, 2000.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                              CORPORATE INFORMATION


Toll-Free Shareholder Inquiries:  1-800-280-8280
If you have inquiries or questions regarding your Fidelity Federal Bancorp Shareholder account, call shareholder relations at 1-800-280-8280 or 812-469-2100, Ext. 2226.

Stock Transfers, Dividend Payments and
Dividend Reinvestment
Fidelity Federal Bancorp
Attn:  Shareholder Relations
700 S. Green River Road, Suite 2000
PO Box 5584
Evansville, IN  47716-5584

Fidelity Federal Bancorp offers its common stock shareholders a no-cost way in which to reinvest cash dividends. For additional information about this plan, contact us at the above address or phone number.

Financial Information
If you are seeking financial information, contact:

Mark A. Isaac, Vice President and Controller
Fidelity Federal Bancorp
18 NW Fourth Street
PO Box 1347
Evansville, IN  47706-1347
812-429-0550, Ext. 3319

All other requests, including requests for the Annual Report, Form 10-K, and Form 10-Q, should be directed to:

Shareholder Relations
Fidelity Federal Bancorp
700 S. Green River Road, Suite 2000
PO Box 5584
Evansville, IN  47716-5584
812-469-2100, Ext. 2226


Common Stock Information
NASDAQ
Ticker Symbol:  FFED

Market Makers as of March 29, 2000
Natcity Investments, Inc.
Fleet Trading, a Division of Fleet Securities
Spear, Leeds & Kellogg

Products and Services
For specific information on products and Services offered by Fidelity's banking subsidiary, United Fidelity Bank, fsb, call 1-800-280-8280 or (812) 424-0921. For specific information on any of the Village Housing affordable housing developments, contact Village Management Corporation (812) 469-2100, Ext. 2250

Corporate Headquarters
Fidelity Federal Bancorp
700 S. Green River Road, Suite 2000
PO Box 5584
Evansville, IN  47716-5584
1-800-280-8280
812-469-2100


Internet
Information on Fidelity Federal Bancorp is available on the Internet at: http://www.ufb-ffed.com

ITEM 6.  SELECTED FINANCIAL DATA
                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        Selected Statistical Information
            (Dollars in Thousands, Except Share and Per Share Data)

                                                      As of and for
                                                      the year ended               As of and for the years ended
------------------------------------------------------------------------------------------------------------------------------
                                                       December 31,      June 30,      June 30,     June 30,      June 30,
                                                           1999            1999          1998         1997          1996
------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data
   Total assets                                          $171,457          $172,253      $197,046      $240,819     $262,216
   Interest-bearing deposits                               22,911            14,668         6,266         1,765        4,107
   Investment securities available for sale                24,305            27,325         9,854        13,790       17,459
   Loans, net                                              96,919           110,436       156,683       203,183      216,162
   Deposits                                               135,016           128,596       148,939       181,787      181,702
   Short-term borrowings                                       89               128         2,531         5,191        5,693
   Long-term debt                                          23,504            29,149        29,488        38,089       57,292
   Stockholders' equity                                     5,427             7,814         7,515        12,936       14,295


   Interest income                                         $6,019         $  14,094     $  17,192     $  20,282    $  21,529
   Interest expense                                         4,268             9,730        11,586        13,831       15,525
                                                    --------------------------------------------------------------------------
   Net interest income                                      1,751             4,364         5,606         6,451        6,004
   Provision for loan losses                                1,345              (138)        4,543           975          455
                                                    --------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                          406             4,502         1,063         5,476        5,549
   Non-interest income                                      1,001             2,663         3,025         3,856        8,180
   Non-interest expense                                     5,148             6,878        16,076         9,474        8,608
                                                    --------------------------------------------------------------------------
   Income (loss) before income tax                         (3,741)              287       (11,988)         (142)       5,121
   Income tax expense (benefit)                            (1,671)             (338)       (5,194)         (255)       1,886
                                                    --------------------------------------------------------------------------

   Net income (loss)                                      $(2,070)         $    625      $ (6,794)     $    113    $   3,235
                                                    ==========================================================================

Selected Financial Ratios
   Return on average assets                                 (2.41)%             .33%        (3.12)%         .04%        1.18%
   Return on stockholders' equity                          (51.37)             7.58        (50.68)          .83        23.75
   Net interest margin                                       2.24              2.48          2.79          2.72         2.29
   Net interest spread                                       2.05              2.24          2.62          2.57         2.11
   Tangible equity to assets at year end                     6.78              8.49          6.31          6.93         7.08
   Allowance for loan losses to loans                        2.04              3.09          1.91           .87          .49
   Allowance for loan losses to non-performing loans       179.96             69.57        532.11        624.91       275.06

   Dividend payout ratio                                     N/A               N/A           N/A       1,500.00        67.52

Per Share Data
   Diluted net income (loss)                          $     (0.66)         $    .20     $   (2.30)     $    .04    $    1.17
   Basic net income (loss)                                  (0.66)              .20         (2.30)          .05         1.32
   Cash dividends declared                                                                    .35           .60          .79
   Book value at period end                                  1.72              2.48          2.40          5.20         5.73
   Closing market price (bid) at period end                  1.25              2.88          6.50          8.75        11.25
   Number of average common and common equivalent
     shares outstanding                                 3,147,662         3,143,179     2,956,157     2,655,181    2,776,147

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In December, 1999, Fidelity's Board of Directors voted to change Fidelity's fiscal year end from June 30 to December 31. Accordingly, the following discussion analyzes the results of operations for the six months ended December 31, 1999 compared to the twelve months ended June 30, 1999 (fiscal 1999) and the financial position as of December 31, 1999 to the financial position as of June 30, 1999. Fluctuations in the results of operations are significant in part because there are two quarters less in the period ended December 31, 1999 compared to fiscal 1999. All references to percentage changes in income or expense items have been annualized.

In 1992, the Board of Directors developed and began implementation of a new business plan for United to improve the financial performance of the organization. The key elements of this business plan included: (i) the formation of a holding company to provide financial flexibility and to develop and engage in non-banking business; (ii) the formation of an affordable housing group to engage in real estate development, management and financing of affordable housing projects; and (iii) the growth of assets through the origination and acquisition of loans. After the implementation of the business plan, the holding company as well as the affordable housing group, consisting of three non-bank subsidiaries of United, was formed. In 1995 and 1996, revenue generated from affordable housing activities increased dramatically and significant asset growth was achieved, also resulting in higher revenues. To conserve capital, Fidelity slowed its growth rate in fiscal 1996 and positioned Fidelity to reduce debt, increase core deposits, sell loans, and use the proceeds to fund new loan production. During 1996, Fidelity encountered increasing competition in the affordable housing group arena. As a result, Fidelity re-evaluated its business plan in fiscal 1997 and closed its Indianapolis, Indiana real estate development office. In 1998, Fidelity's Affordable Housing Group discontinued the development of real estate but continued to actively manage existing Company affordable housing projects. As a result of this, fee income from real estate development and real estate investment banking fees declined significantly. There were no real estate development fees recorded in the six months ending December 31, 1999, fiscal 1999 or 1998. Village Housing Corporation and Village Management Corporation continue to be fully operational at Fidelity's headquarters in Evansville.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Fidelity's results in 1998 included an increase in the provision for loan losses of $3.6 million, a letter of credit valuation provision of $6.8 million, and an additional write-down of its investments in affordable housing projects of $1.5 million. The majority of these charges relate to Fidelity's involvement in the
Section 42 tax-credit real estate development program. The additional provision for loan loss and letter of credit valuation provision that was recorded in fiscal 1998 was recorded as a result of Fidelity's position that it was probable that the losses would occur and that the losses could be reasonably estimated. Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" (SFAS No. 5) requires that both of these conditions must be met before an estimated loss from a loss contingency is recorded. Prior to the third quarter of fiscal 1998, Fidelity had determined that the possibility of loss was "reasonably possible", but could not support that losses were "probable".

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

While Fidelity has not participated in the development of any new projects that it manages, the performance of a majority of the projects that Fidelity is managing is below that which was originally projected when the projects were formed. This has resulted in lower than expected cash flows, which are needed to support debt repayment. Cash flows of the projects have been affected by a number of items, including lower than expected occupancy and/or rent levels, higher-than-expected expenses and, in certain situations, additional construction costs or delays which resulted in longer start-up periods for the projects. The areas in which many of the projects are located have seen increased competition in affordable housing, which has affected the project's ability to perform at the levels originally projected. Each of the projects are beyond the start-up or construction phase and have been in operation for a sufficient period of time to enable management to conclude that additional provisions and reserves were required. Fidelity's current plans are to not originate, participate or invest in any new or additional Section 42 projects. Fidelity believes that the properties' cash flows will not improve significantly unless a change in the properties' financing or debt structure occurs. It is currently pursuing plans to restructure its Section 42 projects and has been successful on two Section 42 projects during the six months ended December 31, 1999. The availability of such refinancing depends upon numerous factors, including, among other things, interest rates, third-party appraisals and the occupancy levels in the Section 42 projects. During the six months ended December 31, 1999 and fiscal 1999, one of Fidelity's primary goals was to seek refinancing opportunities with other potential financing sources. While this is typically a lengthy process, Fidelity has been successful on reducing its overall level of classified assets. Fidelity's classified assets and letters of credit have decreased $18.5 million to $22.2 million at December 31, 1999 from $40.7 million at June 30, 1999. Fidelity has a number of other credits in process for refinancing to potentially further reduce the classified assets during calendar 2000. However activities are temporarily on hold until interest rates are lower, which will result in a higher level of principal that can be refinanced. The workout effort is anticipated to be a significant portion of the Fidelity and United business plan during calendar 2000. See "Allowance for Loan Losses" and "Classified Assets" for a more detailed discussion. The December 31, 1999 audited financial statements include condensed financial information about both of Fidelity's business segments.

The following table details average balances, interest income/expense and average rates/yield for Fidelity's earning assets and interest bearing liabilities for the six months ended December 31, 1999, and years ended June 30, 1999, and 1998. The average rates for the six months ended December 31, 1999 were adjusted to reflect annualized percentages.

                    Fidelity Federal Bancorp and Subsidiaries

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

                 Average Balance Sheet and Net Interest Analysis

            (Dollars In Thousands on Fully Taxable Equivalent Basis)

                                    December 1999                     June 1999                       June 1998
----------------------------------------------------------------------------------------------------------------------------
                             Average              Average    Average              Average    Average             Average
Year Ended:                 Balances   Interest    Rates    Balances   Interest    Rates    Balances   Interest    Rates
----------------------------------------------------------------------------------------------------------------------------
Assets
   Federal funds sold and
     other short-term money
     market investments      $17,069    $  454      5.28%   $ 18,962    $   964     5.08%   $  5,533     $  330      5.96%
   Investment securities
     available for sale
   Taxable                    25,857       849      6.51      15,455        955     6.18      10,806        650      6.01
   Tax exempt (1)                                                                                444         36      8.33
   Loans held for sale
   Federal Home Loan Bank
      Stock                    3,920       158      8.00       3,920        314     8.01       3,920        316      8.06
   Loans (2) (3)
     Commercial loans          5,512       276      9.93       8,055        791     9.82      11,683      1,124      9.62
     Multi-family loans       24,525     1,026      8.30      33,918      2,999     8.84      25,573      2,672     10.45
     Real estate mortgages    51,414     1,944      7.50      63,980      4,956     7.75     114,335      9,213      8.06
     Consumer loans           27,004     1,312      9.64      31,840      3,115     9.78      28,939      2,863      9.89
                            -------------------             -------------------             -------------------
       Total loans           108,455     4,558      8.33     137,793     11,861     8.61     180,530     15,872      8.75
                            -------------------             -------------------             -------------------
       Total earning assets  155,301     6,019      7.69     176,130     14,094     8.00     201,233     17,204      8.55
                                        ------                           ------                          ------
   Allowance for loan losses  (2,868)                         (3,414)                         (2,538)
   Cash and due from banks     4,193                           2,680                           3,018
   Premises and equipment      5,747                           5,749                           6,214
   Other assets                8,346                          10,426                           9,799
                           ---------                       ---------                       ---------
       Total assets         $170,719                        $191,571                        $217,726
                           =========                       =========                       =========

Liabilities
   Interest-bearing
     deposits
     Interest-bearing
       checking            $  19,107    $  327      3.39%   $ 20,436    $   716     3.50%  $  22,211   $    942      4.24%
     Money market accounts     2,545        26      2.03       2,733         61     2.23       3,027         82      2.71
     Savings accounts          4,657        53      2.26       5,082        118     2.32       4,813        136      2.83
     Certificates of deposit  96,476     2,745      5.64     112,539      6,572     5.84     128,142      7,625      5.95
                            -------------------             -------------------             -------------------
       Total
         interest-bearing    122,785     3,151      5.09     140,790      7,467     5.30     158,193      8,785      5.55
          Deposits
   Federal funds purchased                                                                       116          7      6.03
   Other borrowings           16,505       760      9.13      15,167      1,384     9.13      17,673      1,523      8.62
   Federal Home Loan Bank
       Advances               10,844       357      6.53      13,103        879     6.71      19,253      1,271      6.60
                            -------------------             -------------------             -------------------
       Total
         interest-bearing
           liabilities       150,134     4,268      5.64     169,060      9,730     5.76     195,235     11,586      5.93
                                        ------                           ------                          ------
   Non-interest bearing
     demand Deposits           6,097                           5,724                           5,229
   Advances by borrowers
     for Taxes and insurance     463                             457                             596
   Other liabilities           6,033                           8,079                           3,260
                            --------                         -------                         -------
     Total liabilities       162,727                         183,320                         204,320

Stockholders' Equity           7,992                           8,251                          13,406
                            --------                         -------                         -------

   Total liabilities and
      Stockholders' equity  $170,719                        $191,571                        $217,726
                           =========                        ========                        ========
   Recap: (3)
       Interest income                   6,019      7.69%                14,094     8.00%                17,204      8.55%
       Interest expense                  4,268      5.45                  9,730     5.52                 11,586      5.76
                                       -----------------                ----------------               ------------------
       Net interest
          income/margin                 $1,751      2.24%               $ 4,364     2.48%              $  5,618      2.79%
                                       =================                ================               ==================
Interest rate spread (4)                            2.05%                           2.24%                            2.62%
Average interest-bearing
   assets to average
   interest-bearing
    liabilities                                   103.44%                         104.18%                          103.07%

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

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Results of Operations

Net Interest Income
Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity's interest rate-sensitive assets and liabilities. Due to a significant decrease in earning assets, net interest income decreased to $1.8 million for the six months ended December 31, 1999. On an annualized basis this represents a $3.6 million or 18.2% decrease compared to fiscal 1999 net interest income of $4.4 million.

The reduction in net interest income during the six months was primarily due to the continued reduction in average earning assets of $20.8 million, which was partially offset by a decrease in average interest-bearing liabilities of $18.9 million. Fidelity's reduction in average earning assets and average interest-bearing liabilities has occurred in fixed rate 1-4 family mortgage loans, multifamily loans and certificates of deposit, primarily agent-acquired deposits. Average real estate mortgage loans have decreased $12.6 million, resulting in a decrease of $1.1 million on an annualized basis in interest income. Average multifamily loans also decreased $9.4 million due to continued workout efforts, which has a negative impact on interest income, resulting in a decrease of $964,000 on an annualized basis. Certificates of deposit and borrowings partially offset this reduction in assets with a decrease of $16.1 million in certificates and $921,000 in borrowings. This resulted in decreased interest expense, on an annualized basis of $1.2 million and $49,000, respectively. Interest income on an annualized basis for the six months ended December 31, 1999 was $11.9 million compared to $14.1 million for the year ended June 30, 1999, a decrease of $2.2 million or about 15.6%. Interest expense on an annualized basis for the year ended December 31, 1999 was $8.5 million compared to $9.7 million for the year ended June 30, 1999, a decrease of $1.2 million or 12.4%. The reduction in average earning assets was attributable to loan payoffs, multifamily loan workout activities for refinancing, and payoffs on conventional real estate mortgage loans. The decrease in commercial and multifamily loans is expected to continue during the time that United operates under the Supervisory Agreement. Please refer to the footnote. "Other Restrictions" in the Notes to Consolidated Financial Statements for further details. The average balance of agent-acquired certificates of deposit, which had an average rate of 6.02% in 1999, was reduced from $33.5 million in fiscal 1999 to $18.1 million for the six months ended December 31, 1999 with an average rate of 5.88%.

The net interest margin decreased during the six month period to 2.24% from 2.48% in fiscal 1999. The average yield on interest-earning assets and average rate paid on interest-bearing liabilities of 7.69% and 5.64% declined from last year's average rates of 8.00% and 5.76%. This is expected to be a continuing trend during the term of the Supervisory Agreement between United and the OTS, as certain lending activities are restricted.

The reduction in net interest income in the period ended June 30, 1999 compared to June 30, 1998 was primarily due to the continued reduction in average earning assets of $25.1 million, which was partially offset by a decrease in average interest-bearing liabilities of $26.2 million. Fidelity's reduction in average earning assets and average interest-bearing liabilities in fiscal 1999 compared to fiscal 1998 has occurred in fixed rate 1-4 family mortgage loans and certificates of deposit, primarily agent-acquired deposits. Average real estate mortgage loans have decreased $50.4 million, resulting in a decrease of $4.3 million in interest income. Certificates of deposit and borrowings partially offset this reduction in assets with a decrease of $15.6 million in certificates and $8.7 million in borrowings. This resulted in decreased interest expense of $1.1 million and $.5 million, respectively. Interest income for the year ended June 30, 1999 was $14.1 million compared to $17.2 million for the year ended June 30, 1998, a decrease of $3.1 million or about 18.0%. Interest expense for the year ended June 30, 1999 was $9.7 million compared to $11.6 million for the year ended June 30, 1998, a decrease of $1.9 million or 16.4%. The reduction in average earning assets was attributable to payoffs and the sale of several conventional real estate mortgage loans. The average balance of agent-acquired certificates of deposit, which had an average rate of 6.26% in 1998, was reduced from $42.4 million in 1998 to $33.5 million in 1999 with an average rate of 6.02%.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


The net interest margin decreased in 1999 to 2.48% from 2.79% in 1998. The average yield on interest-earning assets and average rate paid on interest-bearing liabilities of 8.00% and 5.76% declined from last year's average rates of 8.55% and 5.93%. The decrease in the net interest margin, as previously mentioned, is the result of loan payoffs on fixed rate 1-4 family loans and the sale of new loan production on the secondary market. Commercial loans and higher yielding multi- family loans continue to decrease due to refinancing and payoffs. As such, earnings variability is possible in future periods.

Quarterly Results of Operations
Fidelity's earnings have experienced some variability from quarter to quarter due to the uncertainty of the timing when certain classified assets, and letters of credit are refinanced, paid off or require additional or reduced provisions or valuation reserves.

                                            September 30      December 31        March 31          June 30           Total
------------------------------------------------------------------------------------------------------------------------------
                                                                     (In Thousands)
December 31, 1999
   Interest income                               $2,990           $3,029                                              $6,019
   Interest expense                               2,085            2,183                                               4,268
                                          ------------------------------------------------------------------------------------
     Net interest income                            905              846                                               1,751
   Provision for loan losses                         75            1,270                                               1,345
   Non-interest income                              488              513                                               1,001
   Non-interest expense                           1,302            3,846                                               5,148
                                          ------------------------------------------------------------------------------------
   Income (loss) before income tax                   16           (3,757)                                             (3,741)
   Income tax benefit                               (88)          (1,583)                                             (1,671)
                                          ------------------------------------------------------------------------------------

   Net income                                   $   104       $   (2,174)                                        $    (2,070)
                                          ====================================================================================

   Net income per share
     Diluted net income                            $.03           $(.69)                                              $(.66)
     Basic net income                               .03            (.69)                                               (.66)
     Cash dividends*

June 30, 1999
   Interest income                               $3,883           $3,709            $3,363           $3,139          $14,094
   Interest expense                               2,618            2,556             2,364            2,192            9,730
                                          ------------------------------------------------------------------------------------
     Net interest income                          1,265            1,153               999              947            4,364
   Provision for loan losses                         75               75              (404)             116             (138)
   Non-interest income                              895              738               571              459            2,663
   Non-interest expense                           1,841            1,788             1,874            1,375            6,878
                                          ------------------------------------------------------------------------------------
   Income (loss) before income tax                  244               28               100              (85)             287
   Income tax benefit                               (92)             (73)              (35)            (138)            (338)
                                          ------------------------------------------------------------------------------------

   Net income                                   $   336          $   101           $   135          $    53          $   625
                                          ====================================================================================

   Net income per share
     Diluted net income                            $.11             $.03              $.04             $.02             $.20
     Basic net income                               .11              .03               .04              .02              .20
     Cash dividends*

*No cash dividends were paid in the six months ended December 31, 1999 or for fiscal 1999.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Rate/Volume Analysis
The following table sets forth an analysis of volume and rate changes in interest income and interest expense of Fidelity's average earning assets and average interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The column labeled, "Change in fiscal year", represents the change in net interest income due to Fidelity changing the fiscal year from June 30 to December 31.

                                                                December 31, 1999                     June 30, 1999
                                                            Compared to June 30, 1999           Compared to June 30, 1998
                                                           Increase (Decrease) Due To          Increase (Decrease) Due To
                                                                   Change in              ------------------------------------
                                             Volume       Rate    Fiscal Year      Total     Volume       Rate        Total
------------------------------------------------------------------------------------------------------------------------------
                                          (Dollars In Thousands)
Interest income on average earning assets
   Loans                                      $(2,525)    $(294)    $(4,484)     ($7,303)    $(3,758)     $(254)    ($4,012)
   Investment securities                          643        86        (835)        (106)        243         25         268
   Federal Home Loan Bank stock                              (1)       (155)        (156)                    (2)         (2)
   Federal funds sold and  other
     short-term money market investments          (96)       33        (447)        (510)        801       (167)        634
                                             -------------------------------------------------------------------------------
       Total interest income                   (1,978)     (176)     (5,921)      (8,075)     (2,714)      (398)     (3,112)
                                             -------------------------------------------------------------------------------

Interest expense on average interest-
       bearing liabilities
   Interest bearing accounts                      (47)      (21)       (322)        (390)        (75)      (151)       (226)
   Money market deposit accounts                   (4)       (5)        (26)         (35)         (8)       (13)        (21)
   Savings accounts                               (10)       (3)        (52)         (65)          8        (26)        (18)
   Certificates of deposit                       (937)     (189)     (2,700)      (3,826)       (928)      (125)     (1,053)
   Federal funds purchased                                                                        (7)                    (7)
   Other borrowings                               122         2        (748)        (624)       (216)        77        (139)
   Federal Home Loan Bank advances               (152)      (19)       (351)        (522)       (406)        14        (392)
                                             --------------------------------------------------------------------------------
       Total interest expense                  (1,028)     (235)     (4,199)      (5,462)     (1,632)      (224)     (1,856)
                                             --------------------------------------------------------------------------------

Changes in net interest income                 $ (950)   $   59    $ (1,722)    $ (2,613)    $(1,082)     $(174)    $(1,256)
                                             ================================================================================

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Provision for Loan Losses and Letter of Credit Reserves
Fidelity makes provisions for possible loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the six months ending December 31, 1999 was $1.3 million compared to a credit of $138,000 in the prior year, an increase of $1.5 million. During fiscal year ended June 30, 1999, as a result of a reduction in classified and criticized assets and an overall improvement in the operating results of Fidelity's affordable housing portfolio, Fidelity reduced its provision for loan losses and reserve for letters of credit and recognized income of $607,000. The operating results in the affordable housing portfolio deteriorated during the six month period ending December 31, 1999, as discussed below, resulting in significant additional provisions for loan losses of $1.3 million. Additionally, a large hotel loan's operating results deteriorated to the extent that management established a provision of approximately $470,000.

The ratio of allowance for loan losses to non performing loans was 180.0% at December 31, 1999 compared to 69.6% at June 30, 1999. The decrease in non-performing loans is due to one large multi-family loan to an unaffiliated borrower that paid off in October 1999. A specific reserve of $510,000 had been previously established for this loan.

During fiscal 1998 changes in loan and letter of credit concentrations and terms did not affect the amount of the allowance for loan losses and letter of credit valuation reserve for each period. The primary factor that led Fidelity to determine that additional reserves were required, in 1998, was that enough time had passed since start-up of the projects to more accurately project the future performance of the projects. This changed Fidelity's evaluation of the quality of the applicable projects and its assessment of the quality of those credits which it held in its portfolio.

The method used beginning in the third quarter of fiscal 1998 to determine the amount of required reserves for affordable housing industry permanent and general partner loans, equity investments and letters of credit used past monthly cash flows as a determinant as to how much debt service the projects could support. Specifically, the method determined the amount of debt service for fiscal 1998, 1999, and the six months ended December 31, 1999 as follows:

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

2. A projected loan amount that could be supported by current cash flows was calculated using the computed cash flows for the most appropriate period (converted to a monthly cash flow amount), the current rate, and a 25-year amortization period. This amount was added to the computed residual value of the project at the end of a 15-year amortization period to reflect the total value of the project in fiscal 1998 and 1999. In the period ended December 31, 1999, the project loan amounts that could be supported by cash flows were adjusted to provide for a 1.15:1 debt service coverage ratio, due to the continued aging of the loan portfolio, and historical volatility of the cash flows. This adjustment, along with recent deterioration in cash flows in a segment of the affordable housing loan portfolio, significantly reduced the total value of certain projects, and thus increased the required reserves for those projects.

3. This information was used to determine proper classifications, and ultimately reserves, for the loan, letter of credit, general partner loan and equity investment amounts. A "potential tax credit market adjustment" was computed in fiscal 1998 and 1999 by taking the difference between the price paid by investors for tax credits at the project's inception and an amount that was determined to be better reflective of the true value of the credits. This market adjustment was used to determine what portion of the loans, letters of credit, general partner loans and equity investments would be classified as doubtful, which included a 50 percent reserve, and loss, which included a 100 percent reserve or charge-off of the related asset or reserve for the letter of credit. This market adjustment was not used to compute the appropriate level of reserves at December 31, 1999. The elimination of the market value adjustment with respect to determining the overall reserve level, resulted in a significant increase in the reserves required.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


         The assignment was based on the possibility of limited partner participation in operating deficits of the partnerships due to the market value appreciation of the tax credits held by the limited partners in the respective partnerships. Since this participation has not occurred, management classified the potential adjustment as loss, despite continued appreciation of the remaining tax credits.

4. The analyses were updated quarterly for current operating information of the actual projects. Except for the market value adjustment and the increased debt service coverage requirement noted above for the December 31, 1999 review, the assumptions used to compute reserves were not changed for any of the quarters in fiscal 1999; only the data used to compute classifications was changed. The period of cash flows used was changed in certain instances if it was determined that a change better reflected future projected results. For the period ended December 31, 1999, calendar 1999 data was used.

Prior to the quarter ended March 31, 1998, affordable housing industry loans and letters of credit were classified in the categories of pass, special mention, substandard, doubtful and loss. Percentages were applied to the balances classified in the respective categories that represented Fidelity's best estimate of loss for those classifications.

Specific reserves are assigned to certain credits. The reserves are determined by management's evaluation of those credits. The results of internal loan reviews, OTS evaluations and recent events assist Fidelity in making that evaluation. The independent support for the allowance for loan losses and letter of credit valuation reserve includes documentation that supports the amount of recorded reserves for these credits. During the six months ended an additional provision for letter of credit losses of $1.1 million was recognized due to a deterioration in the affordable housing portfolio.

General reserves for loans and letters of credit not specifically reserved are also determined. Fidelity computes general reserves for the commercial, commercial mortgage, residential mortgage, consumer and credit card loan portfolios by utilizing historical information and information currently available about the loans within those portfolios that provides information as to the likelihood of loss. The potential effect of current economic conditions is also considered with respect to establishing general reserve amounts. As a result of recent loss levels in consumer loans originated prior to 1999, the provision for consumer loan losses was increased to a level approximating 1.5% of consumer loans outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Non-Interest Income
Non-interest income decreased by $1.7 million or $661,000 on an annualized basis for the six months ending December 31, 1999, compared to a decrease of $362,000 or 12.0% for the year ended June 30, 1999. The percent change for December 31, 1999 has been annualized. The following table summarizes non-interest income for the following time periods:

                                                                                          Change From Prior Year
                                                                                            Increase (Decrease)
                                                                            -------------------------------------------------
                                                   Amount                       December 31, 1999          June 30, 1999
                                 --------------------------------------------------------------------------------------------
                                 Six months ended  Year ended   Year ended
                                   December 31,     June 30,     June 30,                Annualized
                                       1999           1999         1998        Amount      Percent      Amount       Percent
-----------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
Fee income from real estate
  Development and management       $     88          $   196      $   191       $ (108)     (10.2)%       $   5         2.6%
Service charges on deposit
    Accounts                            201              437          436         (236)      (8.0)            1          .2
Gain on sale of
   Real estate loans                    110              343          186         (233)     (35.9)          157        84.4
   Investment securities                                               79                     0.0           (79)     (100.0)
Letter of credit fees                   291              582          657         (291)       0.0           (75)      (11.4)
Servicing fees on loans sold             55               91           93          (36)      20.9            (2)       (2.2)
Release fees on multifamily loans        20               82           74          (62)     (51.2)            8        10.8
Real estate investment
   Banking fees                          13               78          139          (65)     (66.7)          (61)      (43.9)
Agent fee income                          4              333          650         (329)     (97.6)         (317)      (48.8)
Title fee income                         18               72           10          (54)     (50.0)           62       620.0
Other                                   201              449          510         (248)     (10.5)          (61)      (12.0)
                                 --------------------------------------------------------------------------------------------

     Total non-interest income       $1,001           $2,663       $3,025      $(1,662)     (24.8)%       $(362)      (12.0)%
                                 ============================================================================================

Fidelity's level of activity in Section 42 real estate activities has continued to decrease. Fidelity has recorded no Section 42 real estate development fees over the past three years. Fee income from management activities for fiscal 1999 was approximately the same as 1998 even though there was a reduction during the year in fee percentage from 5% to 4% collected on partnerships for which Village Housing Corporation is the general partner. Management fee income for the six months ended December 31, 1999, annualized decreased $20,000 from fiscal 1999 due to lower occupancy levels and a reduction in rent charged at certain properties in an effort to increase occupancy levels. Service charges on deposit accounts remained approximately the same in fiscal 1999 and 1998 despite a reduction in the deposits. There is a slight decrease in the six months ended December 31, 1999, annualized of $402,000 compared to the prior fiscal years due to the continuing decrease in deposits. Net gains on the sale of single-family loans during fiscal 1999 increased $157,000 over the same period in 1998, resulting from increased loan originations during the year. Loan originations during the six months ending December 31, 1999 have decreased due to the higher level of mortgage interest rates compared to prior years. As a result, annualized net gains of $220,000 were down $123,000 compared to fiscal 1999. No securities were sold in the six months ending December 31, 1999 or fiscal 1999; gains of $79,000 were recorded in 1998. Letter of credit fees annualized in the short year and fiscal 1999 were $582,000 compared to $657,000 in fiscal year 1998. Outstanding letters of credit at December 31, 1999 and June 30, 1999 were $44.6 million and $45.0 million respectively, compared to $55.5 million at June 30, 1998. Real estate investment banking fees continue to decrease from prior years and are estimated to be minimal in the foreseeable future. Title fee income decreased $36,000 on an annualized basis compared to fiscal 1999, but increased $26,000 over fiscal 1998. The decrease is primarily due to a decrease in loan volume compared to last year.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


United has participated in an arrangement in which automobile loans are originated on behalf of another organization for the last three fiscal years. Agent fee income, which represents earned fees from these transactions, decreased $317,000 for the year ended June 30, 1999 compared to fiscal 1999. In January 1999, the head of United's consumer loan division and key members of the consumer loan division staff left United to accept employment with a competitor. As such, United's revenue from consumer loans has been sharply reduced. During the fourth quarter of fiscal 1999, United hired a manager and staff to resume this lending activity. United commenced certain types of consumer lending, such as home equity lending as of June 30, 1999. United fully resumed indirect lending during the first quarter of the fiscal period ended December 31, 1999. Agent fees annualized for the six months ended December 31, 1999 were only $8,000 compared to prior periods. United is currently retaining the majority of these originations in the consumer loan portfolio. United has been adding new consumer loans to the portfolio during the past six months, which adds to consumer loan interest income, but not fee income.

Non-Interest Expense
Non-interest expense on an annualized basis increased $3.4 million or 49.7% for the year ended December 31, 1999, compared to fiscal 1999 after decreasing by $9.2 million or 57.2% in fiscal 1999 from 1998. The following table summarizes non-interest expense for the six months ending December 31, 1999, and years ended June 30, 1999 and 1998:

                                                                                       Change From Prior Year
                                                                                         Increase (Decrease)
                                                                         ------------------------------------------------
                                                                              December 1999               June 1999
                                 ----------------------------------------------------------------------------------------
Year Ended                         Six months
                                     ended      Year ended  Year Ended
                                    December       June        June                    Annualized
                                      1999         1999        1998        Amount        Percent      Amount    Percent
-------------------------------------------------------------------------------------------------------------------------
                                           (Dollars in thousands)
Salaries and employee benefits       $1,747        $3,414    $  3,341   $    (1,667)     (2.3)%         $   73     2.2%
Letter of credit valuation
   provision                          1,069          (715)      6,778        1,784     (399.0)%         (7,493) (110.5)%
Write down of affordable
   housing partnership
   investments                          331           545       1,478         (214)     (47.5)            (933)  (63.1)
Legal and professional                  379           379         304           (0)     100.0               75    24.7
Occupancy expense                       192           394         444         (202)      (2.5)             (50)  (11.3)
Equipment expense                       166           299         354         (133)      11.0              (55)  (15.5)
Data processing expense                 247           407         456         (160)      21.4              (49)  (10.7)
Affordable housing group
   activity expenses                                              769                                     (769) (100.0)
Advertising                              78           202         199         (124)     (22.8)               3     1.5
Deposit insurance                       156           244         140          (88)      27.9              104    74.3
SAIF assessment
Correspondent bank charges               79           154         160          (75)       2.6               (6)   (3.8)
Printing and supplies                    57           104         130          (47)       9.6              (26)  (20.0)
Loss on investment                       25           246          87         (221)     (25.2)             159   182.8
Telephone                                48            74          74          (26)      29.7                0     0.0
Postage                                  42            95          79          (53)     (11.6)              16    20.3
Travel and lodging                       30            44          68          (14)      36.4              (24)  (35.3)
Other operating expense                 502           992       1,215         (490)       5.0             (223)  (18.4)
                                 ----------------------------------------------------------------------------------------

   Total non-interest expense        $5,148        $6,878     $16,076      $(1,730)      49.7%         $(9,198)  (57.2)%
                                 ========================================================================================

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

The increase in total non-interest expense annualized for the six months ending December 31, 1999, as compared to fiscal 1999, relates primarily to expenses associated with Fidelity's Section 42 tax credit real estate development program. Due to a deterioration in cashflows and occupancy during the six months ending December 31, 1999, additional letter of credit provisions of $1.1 million were recognized. Volatility in cashflows, occupancy and other performance measurements can create large variances in reserves that are necessary based on quarterly loan and letters of credit reviews of the partnerships. Writedowns on affordable housing partnerships were $331,000 for the six months ended December 31, 1999 or $662,000 annualized. This is a $117,000 increase over fiscal 1999 primarily due to the same issues mentioned above. The letter of credit provision was $6.8 million in fiscal 1998. Due to refinancings and reductions of classified letters of credit, a portion of $6.8 million in reserves were reversed in fiscal 1999. Although the majority of the letters of credit reserve relates to the Section 42 program, a portion of this reserve relates to letters of credit that are not related to the Section 42 program. Included in the 1998 expense of $769,000 were abandoned projects expense of $213,000 and write-offs of partnership management, investment banking, real estate development and letter of credit fees totaling $384,000. Abandoned projects expense consists of costs that were incurred at sites that will not be fully developed.

Salaries and employee benefits on an annualized basis increased $80,000 over fiscal 1999 due primarily to open positions in the consumer lending area during fiscal 1999 that were filled in the six month period ending December 31, 1999. In addition, severance expense of $50,000 associated with the elimination of duplicative positions within Fidelity was recognized. For both the six months and fiscal 1999 legal and professional fees were $379,000 for each time period compared to $304,000 for fiscal 1998. Legal and professional fees are higher primarily due to additional costs incurred for workout activities with respect to various classified assets, and other legal actions commenced by Fidelity, including actions connected with Fidelity's efforts to divest of its Section 42 tax-credit property loans and investments. An additional $103,000 in legal fees associated with the Lincolnshire transaction that was terminated in November 1999 were also incurred during the six month period. Legal fees of $21,000 associated with the Pedcor transaction were also expensed during the six months ending December 31, 1999. Occupancy expense for the six months ending December 31, 1999 was approximately the same as fiscal 1999 on an annualized basis. Equipment expense increased $33,000 on an annualized basis over fiscal 1999 primarily due to higher cost repairs on equipment than last year. Data processing expense was $247,000 for the six month period compared to $407,000 in fiscal 1999. Year 2000 expense and improved data communications between the branches accounts for the increase during the six months ending December 31, 1999 over fiscal 1999 on an annualized basis. Data processing expense for fiscal 1999 decreased $49,000 from fiscal 1998 due to a smaller number of transactions with the data processor resulting from the reduction in Fidelity's asset size. Deposit insurance increased $68,000 on an annualized basis due to the change in United's risk classification compared to the prior year. Fidelity recorded its percentage share of losses, as accounted for under the equity method of accounting, for its investments in various IRS Section 42 developments of $50,000 annualized compared to $246,000 and $87,000 in the prior years. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Other operating expense on an annualized basis increased slightly over fiscal 1999 by $12,000. Management continues to monitor expenses closely.

Income Tax Benefit
The income tax benefit was $1.7 million or $3.4 million annualized for the six months ending December 31, 1999 compared to $338,000 and $5.2 million for fiscal 1999 and 1998, respectively. This represents a $3.0 million increase in income tax benefits primarily resulting in a decrease in taxable income. Income tax benefit decreased $4.9 million for the year ended June 30, 1999 compared to the same period in 1998, primarily due to an increase in taxable income. Included in the tax benefit of $1.7 million for the six months ending December 31, 1999 are tax credits of $193,000. These credits are received from Fidelity's investment in Section 42 affordable housing projects and comprise a portion of the return on these investments. Fidelity also receives the tax benefit of its percentage of the operating losses for those projects. Some of the benefits associated with these tax credits are partially offset by reductions of the investment in the
Section 42 projects, which are included in the above table under the caption "Loss on Investment". The effective tax rate for the six months ended December 31, 1999 was 44.7% compared to 117.8% and 43.3% for fiscal 1999 and 1998, respectively.

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

A consideration of a valuation allowance for the deferred tax asset was made at December 31, 1999 and June 30, 1999 and 1998 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in a newly developed business plan, cost reductions, planned sale of a portion of United's limited partnership interests and the completion of Fidelity's transaction with Pedcor Holdings LLC ("Pedcor"). Please refer to the last footnote in the Notes to Consolidated Financial Statements for further details regarding the Pedcor transaction. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan, sell approximately 50% of its limited partnerships interests (reducing tax credits granted annually) and then achieve 5 to 10% growth in annual earnings thereafter. The level of earnings contemplated by these analyses, if achieved, will still constitute, for the majority of the carry forward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. The analyses to consider the need for a valuation allowance for the deferred tax asset are subject to certain risks and uncertainties that could impact the final determination regarding the amount of the valuation allowance. These risks include the failure of the Company to complete the transaction with Pedcor, the failure to implement the newly developed business plan including cost reductions, or the planned sale of United's limited partnership interests.


Year 2000

For the past several years, Fidelity has been taking corrective measures to ensure that, on January 1, 2000, its computer systems and equipment that use embedded computer chips would be able to distinguish between "1900" and "2000." Fidelity also undertook corrective measures to avoid any business disruptions on February 29, 2000 as a result of the millennium's first leap year. Due to these efforts, Fidelity has not experienced any material system errors or failures as a result of Year 2000 issues. Prior to December 31, 1999, Fidelity assigned certain individuals to act as a single point of coordination and information about all Year 2000 events, whether internal or external, that could impact normal business processes. In addition, Fidelity will continue its business as usual practices to monitor its computer systems and infrastructure, as well as the Year 2000 efforts of third parties with which the Corporation does business. Although Fidelity does not anticipate that any future Year 2000 issues will result in a material impact on Fidelity, there can be no assurance that this will be the case. Fidelity has incurred cumulative Year 2000 costs of approximately $250,000 through December 31, 1999. A significant amount of these costs was not incremental to Fidelity but instead constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. Remaining costs are expected to be immaterial and similarly funded. Forward-looking statements contained in the foregoing "Year 2000" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Financial Condition
Total assets at December 31, 1999 decreased $796,000 to $171.5 million from $172.2 million in fiscal 1999. Average assets for the six months ended December 31, 1999 decreased 10.9% from fiscal 1999 to $170.7 million. Average interest-bearing liabilities decreased $18.9 million as Fidelity used loan payoff proceeds to reduce borrowings and agent-acquired certificates of deposit, which represent a higher-cost source of funds for Fidelity.

The decrease in total assets is primarily the result of loan payoffs, refinancing and payments received on commercial, multifamily and fixed 1-4 family mortgage loans. Fidelity has continued to sell current production of fixed 1-4 family mortgages to investors in the secondary market, therefore the mortgage loan portfolio continues to decline.

Loans
The following table shows the composition of Fidelity's loan portfolio as of December 31, 1999 and June 30:

                                              December           June            June             June             June
                                                1999             1999            1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
                                                              (In Thousands)
Real estate mortgage loans
   First mortgage loans
     Conventional                            $  48,845        $  49,733       $  71,343        $  94,293         $106,344
     Construction                                1,867            6,732          16,110           32,577           36,938
     Commercial                                  8,576           14,140          20,753           26,668           18,267
     Multi-family loans                          3,629            7,597           5,742            9,602           15,420
     First mortgage real estate loans
        purchased                                1,899            2,061           2,704            3,184            7,612
                                        ------------------------------------------------------------------------------------
                                                64,816           80,263         116,652          166,324          184,581
   Commercial loans, other than
      secured by real estate                     4,154            6,076          11,568           12,522            9,393
   Consumer and home equity loans               29,970           27,618          31,512           26,118           23,247
                                        ------------------------------------------------------------------------------------
       Total loans                              98,940          113,957         159,732          203,183          217,221
   Allowance for loan losses                    (2,021)          (3,521)         (3,049)          (1,781)          (1,059)
                                        ------------------------------------------------------------------------------------

       Net loans                               $96,919         $110,436        $156,683         $204,964         $216,162
                                        ====================================================================================

       Total assets                           $171,457         $172,253        $197,046         $240,819         $262,216
                                        ====================================================================================

       Total loans to total assets               57.7%            66.2%           81.1%            85.4%            82.8%
                                        ====================================================================================

Fidelity began selling current production of 1-4 family loans in 1997, recording the gain or loss and using the proceeds to fund new products. With this strategy in place, conventional real estate mortgage loans decreased $45.4 million from June 30, 1997 to December 31, 1999.

Construction loans decreased by $4.9 million at December 31, 1999 from June 30, 1999. Construction loans at December 31, 1999 include only $1.5 million of multi-family loans, compared to $5.9 million at June 30, 1999. Multi-family loans decreased $4.0 million from the prior fiscal year due to Fidelity's efforts on reducing classified assets and charge offs of $865,000. Fidelity continues to pursue refinancing opportunities for available outlets for the remaining classified multifamily loans, commercial loans and letters of credit.

Commercial real estate loans and commercial loans have continued to decrease since 1997 due to payoffs, paydowns and an overall decline in originations. One additional factor playing a role in this decrease is the Supervisory Agreement that United is currently under which restricts new commercial lending. Refer to the "Other Restrictions" footnote for additional information. The focus of United's commercial lending department has been to develop action plans to minimize potential losses relating to its classified commercial credits and its letter of credit exposure. Multi-family loans overall, including construction, have decreased since 1995 as Fidelity has sold participations in the loans or received payoffs because of the availability of more favorable financing alternatives. In several cases where multi-family loan borrowers required more favorable financing alternatives, Fidelity has issued a standby letter of credit and continued to assume the credit risk associated with the financing.

Consumer and home equity loans increased $2.4 million from June 30, 1999 to $30 million at December 31, 1999. United has reestablished its presence in the indirect auto lending market during the past six months. Recent staff replacements to the consumer loan department in late fiscal 1999 have contributed to the increase in the consumer and home equity loan portfolios.

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

Loan Maturities
The following table sets forth the remaining maturities for certain loan categories as of December 31, 1999:

                                                         Within One       One to Five    After Five Years
                                                            Year             Years                               Total
----------------------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)
Real estate mortgage loans                                 $  3,029           $12,655          $49,132         $  64,816
Consumer and home equity loans                               12,628            16,360              982            29,970
Commercial loans                                              1,208             2,946                              4,154
                                                     -----------------------------------------------------------------------

       Total                                                $16,865           $31,961          $50,114           $98,940
                                                     =======================================================================

Predetermined interest rates                               $  8,685           $24,963          $26,503         $  60,151
Floating interest rates                                       8,180             6,998           23,611            38,789
                                                     -----------------------------------------------------------------------

                                                            $16,865           $31,961          $50,114           $98,940
                                                     =======================================================================



                     (This space intentionally left blank)

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Non-Performing Loans
Fidelity discontinues the accrual of interest income on loans when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. When a loan reaches a ninety day or more past due status, the asset is generally repossessed or sold, if applicable, or the foreclosure process is initiated and the loan is re-classified to other real estate owned to be sold. A loan could be placed in a nonaccrual status sooner than ninety days, if management knows the customer has abandoned the collateral and has no intention of repaying the loan. At this point, management discontinues the accrual of interest and Fidelity would initiate the repossession or foreclosure process. Typically, when a loan reaches nonaccrual status, the accrued interest is reversed from income, unless strong evidence exists that the value of the collateral would support the collection of interest in a foreclosure situation. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of principal and interest. Income received on nonaccrual loans was $18,000 for the six months ended December 31, 1999, $157,000 in fiscal 1999 and $10,000 in 1998. Additional interest income of approximately $13,000, $214,000, and $33,000 for the six months ended December 31, 1999, fiscal 1999, and 1998, respectively, would have been recorded had income on nonaccruing and restructured loans been considered collectible and accounted for on an accrual basis.

The following table provides information on Fidelity's non-performing loans as of December 31, 1999 and June 30:

                                                      December 31,      June 30,      June 30,      June 30,      June 30,
                                                          1999            1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
Non-accrual loans
   Real estate mortgage                                 $   253          $    76          $461          $256          $342
   Multi-family                                             229            4,112
                                                    --------------------------------------------------------------------------
Total non-accrued loans                                     482            4,188           461           256           342
Restructured
   Real estate mortgage
   Consumer                                                  75               77
    Commercial                                              118
                                                    --------------------------------------------------------------------------
Total restructured loans                                    193               77
90 days or more past due and accruing
   Consumer                                                 135              164            86            29            43
   Commercial                                               313              632            26
                                                    --------------------------------------------------------------------------
Total 90 days or more past due and accruing                 448              796           112            29            43
                                                    --------------------------------------------------------------------------

       Total non-performing loans                        $1,123           $5,061          $573          $285          $385
                                                    ==========================================================================

Ratio of non-performing loans to total loans              1.14%            4.44%          .36%          .14%          .18%
                                                    ==========================================================================

Non-performing loans were 1.14% of total loans at December 31, 1999, as compared to 4.44% of total loans at June 30, 1999 and consisted primarily of commercial and multi-family loans. The decrease in non-performing loans is due to one large multi-family loan to an unaffiliated borrower which was paid off in October 1999. Multi-family affordable housing loans, for which specific reserves have been computed, are currently performing with respect to debt service and are, therefore, not included in the above "non-performing loans" totals. The ability of the multi-family loans to remain performing is in part due to general partner or other advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. During the six month period ended December 31, 1999, $541,000 was accrued by Village Housing Corporation for delinquent real estate and property taxes, deferred maintenance and delinquent debt service payments. The $541,000 was recorded due to the probability of not being reimbursed for these necessary expenditures by the partnerships in the foreseeable future. There is no assurance that general partner advances will not be necessary in the future to support further cash flow deficits, or that Fidelity will not have to extend funds in order to protect its collateral position with respect to the loans. The majority of recorded general partner advances were charged off in fiscal 1998.

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

Classified Assets and Letters of Credit
(In Thousands)

                                                 December 31,    June 30,
                                                    1999           1999
-----------------------------------------------------------------------------
Classified assets                                    $8,991       $19,680
Classified letters of credit                         13,218        20,977
                                               ------------------------------

     Total classified assets/letters of credit      $22,209       $40,657
                                               ==============================

Classified and criticized assets of Fidelity totaled $22.2 million at December 31, 1999 compared to $40.7 million at June 30, 1999 a decrease of 45.4%. Classified assets and letters of credit were 167.8% and 246.4% of Fidelity's capital and reserves at December 31, 1999 and June 30, 1999, respectively.

Impaired loans are those that management believes will not perform under the original loan terms. At December 31, 1999, Fidelity had impaired loans totaling $7.4 million compared to $16.5 million at June 30, 1999, a decrease of 55.1%. The 55.1% decrease in impaired loans recognizes Fidelity's ongoing efforts and dedication in reducing classified loans. Fidelity recognizes there is still a substantial risk in the remaining classified assets. The allowance for losses on such impaired loans totaled $1.1 million and $1.8 million and is included in Fidelity's allowance for loan losses at December 31, 1999 and June 30, 1999, respectively. In addition, using the same guidelines for impaired loans, impaired letters of credit at December 31, 1999 total $13.2 million versus $21.0 million at June 30, 1999, a decrease of 37.1%. The valuation allowance on such impaired letters of credit totaled $5.8 million and $5.2 million and is included in Fidelity's letters of credit valuation allowance at December 31, 1999 and June 30, 1999, respectively. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at December 31, 1999 and the fiscal years ended June 30:

                                   December 31,       June 30,         June 30,          June 30,         June 30,
                                       1999             1999             1998              1997             1996
---------------------------------------------------------------------------------------------------------------------
                                                          (In Thousands)
Allowance for loan losses
   balance at July 1                $   3,521        $   3,049         $   1,781        $   1,059          $    713
                                -------------------------------------------------------------------------------------
Loan charge offs
   Real estate mortgage                                                       15              100                12
   Multi-family                         2,631                              3,089
   Commercial                              11               14                                 25
   Consumer                               235              324               195              142               128
                                -------------------------------------------------------------------------------------
     Total loan charge offs             2,877              338             3,299              267               140
                                -------------------------------------------------------------------------------------

Loan recoveries
   Real estate mortgage                                     15                                  3                17
    Multi-family                            3
   Commercial                               3                3
   Consumer                                26               35                24               11                14
                                -------------------------------------------------------------------------------------
     Total loan recoveries                 32               53                24               14                31
                                -------------------------------------------------------------------------------------

Net charge offs                         2,845              285             3,275              253               109

Reclassifications                                          895

Provision for loan losses               1,345             (138)            4,543              975               455
                                -------------------------------------------------------------------------------------

Allowance for loan losses
   at end of period                 $   2,021        $   3,521         $   3,049        $   1,781         $   1,059
                                =====================================================================================

Ratio of net charge offs to
average loans outstanding
during period                           5.20%             .21%             1.81%             .12%              .05%
                                =====================================================================================

Ratio of provision for loan
   losses to average loans
   outstanding during period            2.46%           (.10)%             2.52%             .46%              .20%
                                =====================================================================================

Ratio of allowance for loan
   losses to total loans
   outstanding at year end              2.04%            3.09%             1.91%             .87%              .49%
                                =====================================================================================

Average amount of loans
   outstanding for the period        $108,455         $137,794          $180,530         $213,793          $226,874
                                =====================================================================================

Amount of loans outstanding
   at end of period                   $98,940         $113,957          $159,732         $204,964          $217,221
                                =====================================================================================

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

The allowance for loan losses was $2.0 million at December 31, 1999 compared to $3.5 million at June 30, 1999. Net loan charge-offs were $2.8 million or 5.20% of average loans for the six months ended December 31, 1999 compared to $285,000 or .21% of average loans for the year ended June 30, 1999. During the six months ended December 31, 1999, Fidelity reevaluated some of the loans that it had previously established reserves for in fiscal 1998 and charged off $2.8 million in loans. In addition, it was determined a $3.2 million loan originated for the financing of a hotel was not meeting its cash flow projections, and thus was classified. This substandard classification resulted in an approximate $470,000 increase in the allowance for loan losses. Based on recent loss experience in United's consumer loan portfolio originated prior to 1999, United increased the allowance for loan losses to $496 at December 31, 1999, or approximately 1.5% of consumer loans outstanding.

During the six months ended December 31, 1999 an additional provision for letter of credit losses of $1.1 million was recognized due to deterioration in the affordable housing portfolio. A letter of credit was funded during the first quarter of fiscal 1999 and was classified as a non-accrual loan upon conversion. This loan was previously classified as a substandard letter of credit with a specific reserve of $895,000. The loan was paid in full during the second quarter of fiscal 1999 and Fidelity reclassified the $895,000 specific reserve to the general allowance for loan losses. As discussed previously, Fidelity increased the provision for loan losses during fiscal 1998 primarily in connection with loans made to certain Section 42 tax-credit real estate development projects that Fidelity was currently managing. Fidelity has loans and letters of credit securing third-party loans to these projects and also has other loans and letters of credit outstanding that are related to other multi-family developments, most of which are outside Fidelity's geographic market.

Fidelity also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998, the balance of which is $5.8 million at December 31, 1999. The decrease is primarily due to the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses. Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44.5 million at December 31, 1999. Specific allocations for letters of credit totaled 5.5% of outstanding letters of credit at December 31, 1999 compared to 11.5% at June 30, 1999. Classified loans and letters of credit to total loans and letters of credit were 14.5% at December 31, 1999 and 24.2% at June 30, 1999. Management is not currently aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan portfolio as of December 31, 1999.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at December 31, 1999 and at June 30, are as follows:

                                                         Allocation of Amount
                                    -------------------------------------------------------------------------------------
                                        December 31,        June 30,         June 30,          June 30,         June 30,
                                           1999              1999             1998              1997             1996
-------------------------------------------------------------------------------------------------------------------------
                                                              (In Thousands)
Real Estate Mortgage
   Conventional                           $   103          $    99           $   173          $   153           $   155
   Multi-family                               482            2,177             1,868              994               420
Home equity and consumer                      496              182               275              168               214
Commercial                                    940            1,063               733              466               270
                                    -------------------------------------------------------------------------------------

     Total                                 $2,021           $3,521            $3,049           $1,781            $1,059
                                    =====================================================================================

                                                      Percentage of Loans to Total Loans
                                    -------------------------------------------------------------------------------------
                                      December 31,        June 30,         June 30,          June 30,         June 30,
                                          1999              1999             1998              1997             1996
-------------------------------------------------------------------------------------------------------------------------
Real Estate Mortgage
   Conventional                            51.3%            46.2%             48.7%            53.9%             63.2%
   Multi-family                             3.7             11.5              11.4             14.3              13.4
Home equity and consumer                   30.3             24.2              19.7             12.7              10.7
Commercial                                 14.7             18.1              20.2             19.1              12.7
                                    -------------------------------------------------------------------------------------
     Total                                100.0%           100.0%            100.0%           100.0%            100.0%
                                    =====================================================================================

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

Conventional Bank Financing          Original Amount      December 31, 1999    June 30, 1999 June 30, 1998
---------------------------------------------------------------------------------------------------------
Section 42 loans                           $8,044                 $2,428           $4,823        $5,325
Chargeoffs                                                           994                            416
Specific reserve                                                     330              673           878
Provision for loan losses                                            360              401         1,294
---------------------------------------------------------------------------------------------------------

General Partner
General partner loans                            *                    13              250           606
Chargeoffs                                                            85                          2,549
Specific reserve                                                                      125            56
Provision for loan losses                                             53              316         2,605
---------------------------------------------------------------------------------------------------------

Equity Investments
Equity Investments                           2,825                   702              879         1,686
Chargeoffs                                                           235              545         1,478
Specific reserve                                                      18                             75
---------------------------------------------------------------------------------------------------------

Letters of credit
Letters of credit                           19,680                13,349           16,666        19,423
Chargeoffs                                                         2,332            (532)         5,300
Valuation allowance                                                2,034            4,768         5,300
---------------------------------------------------------------------------------------------------------

Additional Notes
Additional notes                                 *                    56              284
Chargeoffs                                                           151
Specific reserve                                                       4               44
Provision for loan losses                                             95              166
---------------------------------------------------------------------------------------------------------

*Per the partnership agreement, each partnership could request up to a specified amount of additional money to cover shortfalls at the partnerships, therefore no original amount is specified.

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

                    Fidelity Federal Bancorp and Subsidiaries

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


At December 31, 1999, the investment portfolio represented 14.2% of Fidelity's assets, compared to 15.9% at June 30, 1999, and is managed in a manner designed to meet the Board's investment policy objectives. During fiscal 1999 due to continued reductions in the loan portfolio, the excess liquidity was reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At December 31, 1999, the entire investment portfolio was classified as available for sale. The net unrealized loss at December 31, 1999, which is included as a component of stockholders' equity, was $775,000 and was comprised of gross losses of $1,284,000 and a tax benefit of $509,000. The increase in unrealized loss was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

The following table sets forth the components of United's available-for-sale investment portfolio as of December 31, 1999 and June 30, 1999 and 1998:

                                                          December 31,        June 30,            June 30,
                                                              1999              1999                1998
-------------------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
Investment securities available for sale
   U. S. Treasury                                                                                  $1,001
   Federal agency securities                                                                        2,985
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                              $  1,043         $  1,202             1,779
   Federal National Mortgage Association
      mortgage-backed securities                                 1,377            1,510             1,945
   Government National Mortgage Association
      mortgage-backed securities                                21,885           24,613             2,144

                                                        -----------------------------------------------------

       Total securities available for sale                     $24,305          $27,325            $9,854
                                                        =====================================================

United's investment securities portfolio decreased by $3.0 million to $24.3 million at December 31, 1999, compared to $27.3 million at June 30, 1999. The current year's decrease is the result of maturities and paydowns received during the year. In fiscal 1999, United purchased $25.4 million of GNMA securities. As mentioned above, this was the result of excess liquidity generated from the reduction in the loan portfolio. United holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


The following table sets forth the contractual maturities of investment and mortgage-backed securities as of December 31, 1999, and the weighted average yields of such securities. The contractual maturities of mortgage-backed securities are not typically indicative of the actual holding period for such investments, as pre-payments on the underlying mortgage loans will reduce the average life of the investment, based on prevailing market interest rates.

                           ------------------------------------------------------------------------------
                              After One But     After Five But
                            Within Five Years  Within Ten Years     Over Ten Years          Total
---------------------------------------------------------------------------------------------------------
                              Amount   Yield     Amount    Yield    Amount    Yield     Amount   Yield
---------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage
   Corporation                 $408    7.06%    $                  $   635     5.81%  $  1,043    6.29%
Federal National Mortgage
   Association                  424    7.00                            953     6.01      1,377    6.31
Government National
   Mortgage                       1    7.00      3,920      6.98%   17,964     6.91     21,885    6.92
   Association
                           ----------         -----------        -----------         ----------

     Total                     $833    7.03%    $3,920      6.98%  $19,552     6.83%   $24,305    6.86%
                           ==========         ===========        ===========         ==========

     Percent of total             3%                16%                 81%                100%
                           ==========         ===========        ===========         ==========


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

Average deposits decreased by $17.6 million for the year ended December 31, 1999. The decrease came primarily in the area of agent-acquired certificates and core certificates of deposit, for which the average balance decreased $15.3 million and $743,000, respectively. The average balance of NOW, money market , and savings accounts decreased by $1.3 million, $188,000 and $425,000, respectively, from fiscal 1999, while the average balance of demand accounts increased $373,000 over fiscal 1999. According to the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source. Agent-acquired certificates of deposit were acquired at rates higher than the current local market for retail deposits, but generally below rates charged for FHLB advances.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the years ended December 31, 1999 and June 30, 1999, and 1998.

                                              December 31,                  June 30,                   June 30,
                                                  1999                        1999                       1998
                                        ----------------------------------------------------------------------------------
Average Deposits                          Amount         Rate         Amount         Rate         Amount        Rate
--------------------------------------------------------------------------------------------------------------------------
                                                        (In Thousands)
Demand                                    $   6,097                   $   5,724                   $   5,229
NOW accounts                                 19,107      3.39%           20,436      3.50%           22,211      4.24%
Money market accounts                         2,545      2.03             2,733      2.23             3,027      2.71
Savings accounts                              4,657      2.26             5,082      2.32             4,813      2.83
Certificates of deposit                      78,329      5.60            79,072      5.76            85,699      5.80
Agent-acquired certificates of deposit       18,147      5.88            33,467      6.02            42,443      6.26
                                        -------------             ---------------             ---------------

         Totals                            $128,882      4.85%         $146,514      5.10%         $163,422      5.38%
                                        =============             ===============             ===============

The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity as of the following dates:

                                                                           December 31,       June 30,         June 30,
                                                                               1999             1999             1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)
Three months or less                                                         $  5,656         $  4,218         $   2,716
Three to six months                                                             7,727            1,364             4,008
Six to twelve months                                                            2,766            7,760             4,227
Over twelve months                                                              6,825            3,763            11,471
                                                                       ---------------------------------------------------

         Totals                                                               $22,974          $17,105           $22,422
                                                                       ===================================================

Borrowings
Fidelity's long-term debt decreased $5.6 million from fiscal 1999 primarily due to a decrease in Federal Home Loan Bank advances of $3.5 million and the payoff of $2.2 million on notes payable secured by specific multifamily loans. The payoff of the specific multifamily loans securing these notes was the result of Fidelity locating refinancing for the mortgages securing these notes and represented a continued commitment of Fidelity's loan workout efforts. With the current dividend restrictions in the Supervisory Agreement, a $2.0 million loan was obtained in fiscal 1999 to meet anticipated cash requirements of the parent company. Alternate funding sources for United were provided by loan sales and loan payoffs, as well as through retail deposits for United.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition



Short-term borrowings totaled only $89,000 at December 31, 1999, which represented a decrease of $39,000 since June 30, 1999. The Treasury Tax and Loan Note Option was the only short-term borrowing utilized for the six months ended December 31, 1999. During fiscal 1999, the guaranteed investment contracts matured.

Capital Resources
Fidelity's stockholders' equity decreased $2.4 million to $5.4 million at December 31, 1999, compared to $7.8 million at June 30, 1999. The change in stockholders' equity was accounted for by a net loss of $2.1 million and an increase in the in the net unrealized loss on securities available for sale of $317,000.

Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios have exceeded each of these levels. The leverage ratio was 6.8% for the year ended December 31, 1999 and 8.5% for June 30, 1999, tier I capital to risk-weighted assets was 9.1% and 10.5% and total capital to risk-weighted assets was 14.3% and 15.4% at December 31, 1999 and June 30, 1999. Book value per share, excluding unrealized losses on investment securities, decreased to $1.97 at December 31, 1999, compared to $2.63 six months earlier. Including, unrealized losses, book value per share was $ 1.72 and $2.48, respectively.

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At December 31, 1999 and June 30, 1999, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates; however, per the Supervisory Agreement, the OTS felt additional capital was necessary based on asset quality concerns. United has evaluated and pursued alternatives to increasing its total capital for the purpose of improving its capital ratios during the six months ended December 31, 1999 and fiscal 1999. Management is progressing on a proposed stock issuance with Pedcor that will increase Fidelity's capital. See the last footnote in the Notes to Consolidated Financial Statements for further details regarding the Pedcor transaction. At December 31, 1999 United has improved its capital ratios over fiscal 1998 by reducing the asset size and mix of assets. As noted above, risk-based capital decreased to 14.3% at December 31, 1999 compared to 15.4% at June 30, 1999 and 10.8% at June 30, 1998.

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

Fidelity in late fiscal 1999, obtained additional financing of $2.0 million to cover operating costs, debt reduction for three affordable housing developments, and servicing of debt at the holding company level. Absent potential sources of liquidity available to the holding company including the potential issuance of additional stock, potential execution of additional debt financing, and dividends from United (with OTS approval), the holding company may deplete its available cash during calendar 2000. Management is progressing on a proposed stock issuance to Pedcor and believes it will be completed before available cash is depleted, although it cannot provide any assurance due to required regulatory and shareholder approvals that must be obtained.

United is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. Currently, liquid assets must equal at least four percent of net withdrawable savings plus borrowings payable upon demand or due within one year or less. As of December 31, 1999 and June 30, 1999, United's liquidity ratios were 31.4% and 16.99%. United's significant increase in liquidity was the result of United's cash contingency plan for Y2K. United will reduce the liquidity to a more reasonable level during the first quarter of 2000. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for United's operations.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United decreased its borrowings from the FHLB from $12.5 million at June 30, 1999, to $9.0 million at December 31, 1999. Fidelity has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

Supervisory Agreement

As noted previously and discussed in the footnotes under "Other Restrictions", United is currently operating under restrictions imposed by the Supervisory Agreement entered into with the OTS. The restrictions regarding certain activities in the Supervisory Agreement have had a significant impact on United's net interest margin, net interest income, and net income as a result of United's inability to participate in new commercial lending. Management has expended significant time and effort ensuring that United has operated and will continue to operate in compliance with the Supervisory Agreement. While the Supervisory Agreement remains in place, it is likely that total loans outstanding will continue to decline, and management efforts will be concentrated on compliance, rather than business development. This will likely have a further negative impact on the financial condition and the operating results of United and Fidelity.

Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedge Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The provisions of this statement were to become effective for fiscal years beginning after June 15, 1999. The effective date of the statement has been delayed by Statement No. 137 to fiscal years beginning after June 15, 2000. Fidelity does not expect the statement to have a material impact on Fidelity's financial condition or results of operations and plans on adopting it on January 1, 2001.

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

Presented below, at December 31, 1999 and June 30, 1999, is an analysis performed by the OTS of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1999 and June 30, 1999, 2% of the present value of United's assets was approximately $3.4 million for December 31, 1999 and June 30, 1999. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $2.9 million at December 31, 1999 and $1.8 million` at June 30, 1999, United would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The increase in interest rate risk from December 31, 1999 to June 30, 1999 is due to interest rate changes and a change in United's balance sheet mix.

                   Interest Rate Risk as of December 31, 1999

                                                                                          NPV as Percent of Present
                                          Net Portfolio Value                                  Value of Assets
                     -------------------------------------------------------------------------------------------------------
       Change               Dollar              Dollar             Percentage
      in Rates              Amount              Change               Change             NPV Ratio             Change
----------------------------------------------------------------------------------------------------------------------------
        + 300 bp             $10,879            $(4,685)              (30)%                6.75%             - 242 bp
        + 200 bp              12,622             (2,942)              (19)                 7.69              - 148 bp
        + 100 bp              14,256             (1,308)               (8)                 8.53              -  64 bp
            0 bp              15,564                                                       9.17
        - 100 bp              16,148                585                 4                  9.41                 24 bp
        - 200 bp              16,023                459                 3                  9.27                 10 bp
        - 300 bp              16,010                446                 3                  9.19                  2 bp

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


                     Interest Rate Risk as of June 30, 1999

                                                                                          NPV as Percent of Present
                                          Net Portfolio Value                                  Value of Assets
                     -------------------------------------------------------------------------------------------------------
       Change               Dollar              Dollar             Percentage
      in Rates              Amount              Change               Change             NPV Ratio             Change
----------------------------------------------------------------------------------------------------------------------------
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



[LOGO OF OLIVE]




                          Independent Auditor's Report



Stockholders and Board of Directors
Fidelity Federal Bancorp
Evansville, Indiana


We have audited the accompanying consolidated balance sheet of Fidelity Federal Bancorp and subsidiaries as of December 31, 1999 and June 30, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the six month period ended December 31, 1999 and for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Fidelity Federal Bancorp and subsidiaries as of December 31, 1999 and June 30, 1999, and the results of their operations and their cash flows for the six month period ended December 31, 1999 and for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

[OBJECT OMITTED]

Evansville, Indiana
March 27, 2000

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                           Consolidated Balance Sheet
                        (In Thousands, Except Share Data)

                                                                           December 31,         June 30,
                                                                               1999               1999
------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                   $    8,003         $   1,599
   Interest-bearing demand deposits                                              22,911            14,668
                                                                        ------------------------------------
       Cash and cash equivalents                                                 30,914            16,267
   Investment securities available for sale                                      24,305            27,325
   Loans, net of allowance for loan losses of $2,021 and $3,521                  96,919           110,436
   Premises and equipment                                                         5,727             5,692
   Federal Home Loan Bank of Indianapolis stock                                   3,920             3,920
   Deferred income tax receivable                                                 5,372             3,490
   Interest receivable and other assets                                           4,300             5,123
                                                                        ------------------------------------

       Total assets                                                            $171,457          $172,253
                                                                        ====================================

Liabilities
   Deposits
     Non-interest bearing                                                     $   6,593         $   6,224
     Interest bearing                                                           128,423           122,372
                                                                        ------------------------------------
       Total deposits                                                           135,016           128,596
   Short-term borrowings                                                             89               128
   Long-term debt                                                                23,504            29,149
   Advances by borrowers for taxes and insurance                                    409               392
   Valuation allowance for letters of credit                                      5,787             5,168
   Other liabilities                                                              1,225             1,006
                                                                        ------------------------------------
       Total liabilities                                                        166,030           164,439
                                                                        ------------------------------------

Stockholders' Equity
   Preferred stock, no par or stated value
     Authorized and unissued--5,000,000 shares
   Common stock, $1 stated value
     Authorized--5,000,000 shares
     Issued and outstanding--3,147,662 shares                                     3,147             3,147
   Additional paid-in capital                                                    10,869            10,869
   Stock warrants                                                                    11                11
   Retained earnings                                                             (7,825)           (5,755)
   Accumulated other comprehensive loss                                            (775)             (458)
                                                                        ------------------------------------
       Total stockholders' equity                                                 5,427             7,814
                                                                        ------------------------------------

       Total liabilities and stockholders' equity                              $171,457          $172,253
                                                                        ====================================

See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        Consolidated Statement of Income
                        (In Thousands, Except Share Data)

                                                                        Six Month Period
                                                                              Ended
                                                                           December 31,          Year Ended June 30,
                                                                                        ------------------------------------
                                                                               1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans receivable                                                            $4,558           $11,861           $15,872
   Investment securities
     Taxable                                                                      849               955               650
     Tax exempt                                                                                                        24
   Federal funds sold                                                                                25                75
   Deposits with financial institutions                                           454               939               255
   Other dividend income                                                          158               314               316
                                                                       -----------------------------------------------------
         Total interest income                                                  6,019            14,094            17,192
                                                                       -----------------------------------------------------

Interest Expense
   Deposits                                                                     3,151             7,467             8,785
   Short-term borrowings                                                            1                26               170
   Long-term debt                                                               1,116             2,237             2,631
                                                                       -----------------------------------------------------
         Total interest expense                                                 4,268             9,730            11,586
                                                                       -----------------------------------------------------

Net Interest Income                                                             1,751             4,364             5,606
   Provision for loan losses                                                    1,345              (138)            4,543
                                                                       -----------------------------------------------------

Net Interest Income After Provision for
   Loan Losses                                                                    406             4,502             1,063
                                                                       -----------------------------------------------------

Other Income
   Fee income--management fees                                                     88               196               191
   Service charges on deposit accounts                                            201               437               436
   Net realized gains on sales of securities available for sale                                                        79
   Net gains on loan sales                                                        110               343               186
   Letter of credit fees                                                          291               582               657
   Real estate investment banking fees                                             13                78               139
   Agent fee income                                                                 4               333               650
   Title fee income                                                                18                72                10
   Servicing fees on loans sold                                                    55                91                93
   Release fees on multifamily loans                                               20                82                74
   Other income                                                                   201               449               510
                                                                       -----------------------------------------------------
         Total non-interest income                                              1,001             2,663             3,025
                                                                       -----------------------------------------------------

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        Consolidated Statement of Income
                        (In Thousands, Except Share Data)
                                   (Continued)

                                                                        Six Month Period
                                                                              Ended
                                                                           December 31,           Year Ended June 30,
                                                                                        ------------------------------------
                                                                               1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Other Expenses
   Salaries and employee benefits                                              $1,747           $ 3,414           $ 3,341
   Net occupancy expenses                                                         192               394               444
   Equipment expenses                                                             166               299               354
   Data processing fees                                                           247               407               456
   Deposit insurance expense                                                      156               244               140
   Legal and professional fees                                                    379               379               304
   Advertising                                                                     78               202               199
   Letter of credit valuation provision                                         1,069              (715)            6,778
   Valuation allowance--affordable housing investments                             331               545             1,478
   Affordable housing group activities                                                                                769
   Other expense                                                                  783             1,709             1,813
                                                                       -----------------------------------------------------
         Total non-interest expense                                             5,148             6,878            16,076
                                                                       -----------------------------------------------------

Income (Loss) Before Income Tax                                                (3,741)              287           (11,988)
   Income tax benefit                                                          (1,671)             (338)           (5,194)
                                                                       -----------------------------------------------------

Net Income (Loss)                                                             $(2,070)         $    625          $ (6,794)
                                                                       =====================================================

Basic Earnings (Loss) Per Share                                                $(.66)              $.20           $(2.30)

Diluted Earnings (Loss) Per Share                                               (.66)               .20            (2.30)


See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity
                       (In Thousands, Except Share Data)

                                                                                                              Accumulated
                                                Common Stock                         Comprehensive               Other
                                             --------------------  Paid-in   Stock      Income     Retained  Comprehensive
                                               Shares    Amount    Capital  Warrants    (Loss)     Earnings       Loss      Total
                                             --------------------------------------------------------------------------------------
Balances, July 1, 1997                        2,487,385   $2,487  $  8,708      $264                $  1,508     $  (31)   $12,936
   Comprehensive loss
     Net loss                                                                            $(6,794)     (6,794)               (6,794)
     Other comprehensive loss, net of tax
       Unrealized loss on securities, net of
         reclassification adjustment                                                         (11)                   (11)       (11)
                                                                                     --------------
   Comprehensive loss                                                                    $(6,805)
                                                                                     ==============
   Cash dividends ($.35 per share)                                                                    (1,094)               (1,094)
   Exercise of stock warrants                   641,323      641     2,104      (253)                                        2,492
   Purchase of stock                             (1,500)      (1)      (13)                                                    (14)
                                             ----------------------------------------              --------------------------------

Balances, June 30, 1998                       3,127,208    3,127    10,799        11                  (6,380)       (42)     7,515
   Comprehensive income
     Net income                                                                             $625         625                   625
     Other comprehensive loss, net of tax
       Unrealized loss on securities                                                        (416)                  (416)      (416)
                                                                                     --------------
   Comprehensive income                                                                     $209
                                                                                     ==============
   Sale of stock                                 20,458       20        70                                                      90
   Purchase of stock                                 (4)
                                             ----------------------------------------              --------------------------------

Balances, June 30, 1999                       3,147,662    3,147    10,869        11                  (5,755)      (458)     7,814
   Comprehensive loss
     Net loss
     Other comprehensive loss, net of tax                                                $(2,070)     (2,070)               (2,070)
       Unrealized loss on securities                                                        (317)                  (317)      (317)
                                                                                     --------------
   Comprehensive loss                                                                    $(2,387)
                                                                                     ==============

                                             ----------------------------------------              --------------------------------

Balances, December 31, 1999                   3,147,662   $3,147   $10,869     $  11                 $(7,825)     $(775)   $ 5,427
                                             ========================================              ================================


See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                 (In Thousands)

                                                                Six Month Period
                                                                    Ended             Year Ended June 30,
                                                                  December 31, ---------------------------------
                                                                      1999           1999             1998
----------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                               $  (2,070)     $    625         $  (6,794)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
     Provision for loan losses                                         1,345          (138)            4,543
     Investment securities gains                                                                         (79)
     Letter of credit valuation provision                              1,069          (715)            6,778
     Funding on outstanding letter of credit                            (450)
     Gain on sale of premises and equipment                                            (21)
     Gain on sale of mortgage servicing rights                                                          (134)
     Depreciation                                                        196           402               449
     Investment securities amortization (accretion), net                  31            39               (16)
     Valuation allowance for premises and equipment                                                      100
     Valuation allowance--affordable housing investments                 331           545             1,478
     Loans originated for sale                                        (4,527)      (25,474)           (9,755)
     Proceeds from sale of loans                                       4,542        25,342             9,468
     Amortization of net loan origination fees and points                (14)          (61)              (26)
     Deferred income tax benefit                                      (1,673)           (6)           (3,389)
     Changes in
       Interest payable and other liabilities                            219            66              (682)
       Interest receivable and other assets                              594         3,642            (1,361)
                                                              --------------------------------------------------
     Net cash provided (used) by operating activities                   (407)        4,246               580
                                                              --------------------------------------------------

Investing Activities
   Purchases of securities available for sale                                      (25,388)           (1,906)
   Proceeds from maturities of securities available for sale           2,463         7,189             2,476
   Proceeds from sales of securities available for sale                                                3,451
   Proceeds from sale of mortgage servicing rights                                                       687
   Net change in loans                                                12,069        45,683            42,270
   Purchase of premises and equipment                                   (231)         (267)             (111)
   Proceeds from sales of premises and equipment                                        40                56
                                                              --------------------------------------------------
     Net cash provided by investing activities                        14,301        27,257            46,923
                                                              --------------------------------------------------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing
       demand and savings deposits                                    (2,022)       (1,430)              910
     Certificates of deposit                                           8,442       (18,913)          (33,758)
     Short-term borrowings                                               (39)       (2,403)           (2,660)
   Proceeds of long-term debt                                                        5,000
   Repayment of long-term debt                                        (5,645)       (5,339)           (8,601)
   Net change in advances by borrowers for
     taxes and insurance                                                  17           (34)             (248)
   Purchase of stock                                                                                     (14)
   Sale of stock                                                                        90
   Cash dividends                                                                     (156)           (1,186)
   Proceeds from exercise of stock warrants                                                            2,492
                                                              --------------------------------------------------
     Net cash provided (used) by financing activities                    753       (23,185)          (43,065)
                                                              --------------------------------------------------

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                 (In Thousands)
                                   (Continued)

                                                                       Six Month Period
                                                                             Ended              Year Ended June 30,
                                                                         December 31,   ------------------------------------
                                                                             1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                       $14,647        $   8,318         $   4,438

Cash and Cash Equivalents, Beginning of Year                                   16,267            7,949             3,511
                                                                       -----------------------------------------------------

Cash and Cash Equivalents, End of Year                                        $30,914          $16,267          $  7,949
                                                                       =====================================================

Additional Cash Flows Information
   Interest paid                                                             $  4,211         $  9,879           $11,900
   Income tax paid (refunded)                                                                   (3,013)              625


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

United generates mortgage, consumer and commercial loans and receives deposits from customers located primarily in Vanderburgh County, Indiana and surrounding counties. Fidelity's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Two of United's wholly-owned subsidiaries, Village Management Corporation and Village Housing Corporation (collectively, the Affordable Housing Group), are in the business of owning, renting and managing affordable housing projects. United's other wholly-owned subsidiaries are Village Capital Corporation, which primarily receives consulting fees for packaging various multi-family deals to be financed and completed, and Village Insurance Corporation, which offers an array of insurance products. Fidelity's other subsidiary is Village Affordable Housing Corporation, which is dormant. The Affordable Housing Group has discontinued the development of real estate, but continues actively managing affordable housing projects.

Consolidation--The consolidated financial statements include the accounts of Fidelity and its subsidiaries after elimination of all material intercompany transactions.

Securities available for sale are carried at fair value, with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

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

The determination of the adequacy of the allowance for loan losses and the letter of credit valuation allowance is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1999, the allowance for loan losses and the letter of credit valuation allowance is adequate based on information currently available. A worsening or protracted economic decline in the area within which Fidelity operates could affect the possibility of additional losses due to credit and market risks and could create the need for additional loss reserves.

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


>>       Restriction on Cash and Due From Banks

United is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 1999 was $378.


>>       Investment Securities Available for Sale

                                                                 Gross            Gross
                                             Amortized        Unrealized        Unrealized          Fair
                                                Cost             Gains            Losses            Value
                                           ---------------------------------------------------------------------
December 31, 1999
   Mortgage-backed securities                   $25,589                            $(1,284)          $24,305
                                           =====================================================================


June 30, 1999
   Mortgage-backed securities                   $28,083                              $(758)          $27,325
                                           =====================================================================

Securities with a carrying value of $23,650 and $27,322 were pledged at December 31, 1999 and June 30, 1999 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of investment securities available for sale during the year ended June 30, 1998 were approximately $3,451. Gross gains of approximately $79 were realized on those sales. There were no sales of investment securities available for sale during the six months ended December 31, 1999 and the year ended June 30, 1999.

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Loans and Allowance

                                                                    December 31,       June 30,
                                                                        1999             1999
-----------------------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
     Conventional                                                       $48,845         $  49,733
     Construction                                                         1,867             6,732
     Commercial                                                           8,576            14,140
     Multi-family                                                         3,629             7,597
     First mortgage real estate loans purchased                           1,899             2,061
   Commercial loans--other than secured by real estate                    4,154             6,076
   Consumer and home equity loans                                        29,970            27,618
                                                                 ------------------------------------
         Total loans                                                     98,940           113,957

   Allowance for loan losses                                             (2,021)           (3,521)
                                                                 ------------------------------------

         Total loans, net of the allowance for loan losses              $96,919          $110,436
                                                                 ====================================

Multi-family first mortgage loans are loans made to affordable housing developments. An additional $1,529 and $5,937 in multi-family loans is included in construction loans at December 31 and June 30, 1999.

                                                              Six Month
                                                            Period Ended           Year Ended June 30
                                                            December 31,   ------------------------------------
Allowance for Loan Losses                                       1999              1999             1998
---------------------------------------------------------------------------------------------------------------
   Balances, beginning of period                                 $3,521           $3,049            $1,781
   Provision for losses                                           1,345             (138)            4,543
   Transfer from letter of credit valuation reserve                                  895
   Recoveries on loans                                               32               53                24
   Loans charged off                                             (2,877)            (338)           (3,299)
                                                          -----------------------------------------------------

   Balances, end of period                                       $2,021           $3,521            $3,049
                                                          =====================================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


Information on impaired loans is summarized below:

                                                  December 31,       June 30,
                                                      1999             1999
-----------------------------------------------------------------------------------
Impaired loans with an allowance                      $ 7,351          $ 16,533
                                                 ==================================

Allowance for impaired loans (included in
   allowance for loan losses)                         $ 1,055          $  1,842
                                                 ==================================

                                                  December 31,       June 30,
                                                      1999             1999
-----------------------------------------------------------------------------------

Average balance of impaired loans                     $13,548           $13,868
Interest income recognized on impaired loans              663             1,396
Cash-basis interest included above                        614             1,396

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Letter of Credit Valuation Allowance

In the year ended June 30, 1998, Fidelity recorded specific reserves related to letters of credit issued by Fidelity and United of approximately $6,800 primarily related to the permanent financing for certain affordable housing projects. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44,463 and $45,000 at December 31 and June 30, 1999, respectively.

                                                                                                     June 30,
                                                                         December 31,   ------------------------------------
                                                                             1999              1999             1998
                                                                       -----------------------------------------------------
Letter of credit valuation allowance
   Balances, beginning of year                                                $5,168            $6,778
   Provision                                                                   1,069              (715)           $6,778
   Transfer to allowance for loan losses                                                          (895)
   Funding on outstanding letter of credit                                      (450)
                                                                       -----------------------------------------------------

   Balances, end of year                                                      $5,787            $5,168            $6,778
                                                                       =====================================================

During the six months ended December 31, 1999, Fidelity disbursed $450 to holders of a bond obligation of a limited partnership in which Fidelity is a general partner. This was done in an effort to place the partnership's debt service coverage ratio at a level that would support full repayment of the obligation. Fidelity funded one letter of credit totaling $4,200 during the year ended June 30, 1999. The valuation allowance for this letter of credit, totaling $895 was transferred to the allowance for loan losses.


>>       Premises and Equipment

                                                       December 31,       June 30,
                                                           1999             1999
---------------------------------------------------------------------------------------
Land                                                      $1,620            $1,620
Building and land improvements                             5,369             5,337
Furniture, fixtures and equipment                          2,455             2,256
                                                   ------------------------------------
       Total cost                                          9,444             9,213
Accumulated depreciation                                  (3,717)           (3,521)
                                                   ------------------------------------

Net                                                       $5,727            $5,692
                                                   ====================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Other Assets and Investments in Limited Partnerships

Included in other assets at December 31, 1999 and June 30, 1999 are investments of $1,302 and $1,652 in limited partnerships which are organized to build, own and operate apartment complexes. The investments at December 31, 1999 are as follows:

                  Percentage and Type of      Amount of         Number of
                   Partnership Interest       Investment       Partnerships
              ----------------------------------------------------------------

                   1%--General                    $  23               17
                   1%--General and
                   47%--Limited                     319                1
                   1%--General and
                   39%--Limited                     360                1
                   10%--Limited                     362                1
                   10%--Limited                     147                1
                   99%--Limited                      91                2

Fidelity records income on the equity method in the income and losses of the limited partnerships, which resulted in losses of $25, $246 and $87 during the period ended December 31, 1999 and years ended June 30, 1999 and 1998. In addition to recording its equity in the losses of these projects, Fidelity has recorded the benefit of low-income housing tax credits of $193, $460 and $508 for the period ended December 31, 1999 and years ended June 30, 1999 and 1998. Combined condensed financial statements (unaudited) for the limited partnerships as of December 31, 1999 and June 30, 1999 and for the six months ended December 31, 1999 and years ended June 30, 1999 and 1998 are as follows:

                                                                    December 31,         June 30,
                                                                        1999               1999
-----------------------------------------------------------------------------------------------------
Combined condensed balance sheet (unaudited)
Assets
   Cash                                                               $     322         $     487
   Land and property                                                     54,531            53,424
   Other assets                                                           1,733             1,516
                                                                 ------------------------------------

       Total assets                                                     $56,586           $55,427
                                                                 ====================================

Liabilities
   Notes payable                                                        $40,015           $38,157
   Other liabilities                                                      2,575             2,732
                                                                 ------------------------------------
       Total liabilities                                                 42,590            40,889
   Partners' equity                                                      13,996            14,538
                                                                 ------------------------------------

       Total liabilities and partners' equity                           $56,586           $55,427
                                                                 ====================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)

                                                                          Six Months
                                                                             Ended              Year Ended June 30,
                                                                         December 31,   ------------------------------------
                                                                             1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Combined condensed statement of operations (unaudited)
   Total revenue                                                              $ 3,481          $ 5,734           $ 5,259
   Total expenses                                                               4,539            7,161             6,784
                                                                       -----------------------------------------------------

       Net loss                                                               $(1,058)         $(1,427)          $(1,525)
                                                                       =====================================================

Approximately $2,459 and $3,042 of the notes payable are due to Fidelity from these partnerships at December 31, 1999 and June 30, 1999. Of the remaining balance, specific reserves of $334 and $1,700 are included in the allowance for loan losses at December 31 and June 30, 1999.

Fidelity wrote down the investments in limited partnerships by $331 and $1,478 during the six months ended December 31, 1999 and years ended June 30, 1999 and 1998, based on the performance of the underlying real estate operations.

Included in other assets is interest receivable as follows:

                                                                                           December 31,       June 30,
                                                                                               1999             1999
----------------------------------------------------------------------------------------------------------------------------
Interest receivable on loans                                                                     $570              $707
Interest receivable on investment securities and other                                            170               180
                                                                                        ------------------------------------

       Total interest receivable                                                                 $740              $887
                                                                                        ====================================


>>       Deposits

                                                                                           December 31,       June 30,
                                                                                               1999             1999
----------------------------------------------------------------------------------------------------------------------------
Non-interest bearing transaction accounts                                                    $   6,593         $   6,223
Interest-bearing transaction accounts                                                           17,766            18,829
Money market deposit accounts                                                                    2,072             2,715
Savings accounts                                                                                 4,559             5,245
Certificates of $100 or more                                                                    22,974            17,105
Other certificates and time deposits                                                            81,052            78,479
                                                                                        ------------------------------------

       Total deposits                                                                         $135,016          $128,596
                                                                                        ====================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


Certificates maturing in years ending December 31:

2000                        $  56,583
2001                           39,988
2002                            5,896
2003                            1,372
2004                              185
Thereafter                          2
                         ----------------

                             $104,026
                         ================


>>       Short-Term Borrowings

                                        December 31,  June 30,
                                            1999        1999
------------------------------------------------------------------

Treasury tax and loan note option             $89         $128
                                       ============================


>>       Long-Term Debt

                                                                                            December 31,        June 30,
                                                                                                1999              1999
--------------------------------------------------------------------------------------------------------------------------
Note payable, 6.78%, adjusted annually, payable $15 per month, including
   interest, due April 2009, secured by specific multi-family mortgages                                         $  2,182
Note payable, 8.48% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                                    $     985               990
Note payable, 8.48% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                                        1,510             1,517
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                                       2,000             2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                                     1,476             1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                                   1,494             1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                                      7,000             7,000
Federal Home Loan Bank advances, due at various dates through
   2003 (weighted average rates of 6.59% and 6.50% at December 31
   and June 30, 1999)                                                                            9,039            12,490
                                                                                        ------------------------------------

       Total long-term debt                                                                    $23,504           $29,149
                                                                                        ====================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


The terms of a security agreement with the FHLB require United to pledge as collateral qualifying first mortgage loans in an amount equal to at least 125% of these advances and all stock in the FHLB or eligible securities with a market value in an amount equal to at least 110% of these advances. In addition to first mortgage loans pledged of $11,299, Fidelity had $23,522 of investment securities pledged at December 31, 1999. Certain advances are subject to restrictions or penalties in the event of prepayment.

All long-term debt, except for Federal Home Loan Bank advances, is debt of the parent company and totals $14,465.

The scheduled principal reduction of borrowings at December 31, 1999, is as follows: 2000, $1,162; 2001, $7,074; 2002, $5,858; 2003, $34; 2004, $36; and
thereafter, $9,340.


>>       Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of mortgage loans serviced for others totaled $40,693, $38,646 and $19,481 at December 31, 1999 and June 30, 1999 and 1998.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 1999 and June 30, 1999 approximated $509 and $483. Comparable market prices were used to estimate fair value.

                                      December 31,      June 30,
                                                     ----------------
                                          1999       1999      1998
                                      -------------------------------
Mortgage servicing rights
   Balances, beginning of year            $409       $226      $721
   Servicing rights capitalized             45        250       127
   Amortization of servicing rights        (24)      (67)       (69)
   Sale of servicing rights                                    (553)
                                      -------------------------------

   Balances, end of year                  $430       $409      $226
                                      ===============================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Income Tax

                                                                           Six Month
                                                                         Period Ended           Year Ended June 30,
                                                                         December 31,   ------------------------------------
                                                                             1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Income tax benefit
   Currently payable
     Federal                                                                                    $(330)          $(1,803)
     State                                                               $         2               (2)               (2)
   Deferred
     Federal                                                                  (1,356)             (39)           (2,382)
     State                                                                      (317)              33            (1,007)
                                                                       -----------------------------------------------------

       Total income tax benefit                                              $(1,671)           $(338)          $(5,194)
                                                                       =====================================================

Reconciliation of federal statutory to actual tax benefit
   Federal statutory income tax at 34%                                       $(1,272)          $   98           $(4,076)
   Effect of state income taxes                                                 (208)              21              (666)
   Affordable housing tax credits and other                                     (191)            (457)             (452)
                                                                       -----------------------------------------------------

       Actual tax benefit                                                    $(1,671)           $(338)          $(5,194)
                                                                       =====================================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)

A cumulative deferred tax asset is included in other assets. The components of the asset are as follows:

                                                                                            December 31,        June 30,
                                                                                                1999              1999
----------------------------------------------------------------------------------------------------------------------------
Assets
   Differences in accounting for certain accrued liabilities                                  $     12          $     16
   Allowance for loan losses                                                                     2,391             1,252
   Letter of credit allowance for loss                                                             926               916
   Loan fees                                                                                        32                68
   Unrealized gain/loss on available-for-sale securities                                           509               300
   Alternative minimum tax credit                                                                  147               147
   Low income housing credit carryforward                                                        1,337             1,145
   State net operating loss carryforward                                                           805               703
   Federal net operating loss carryforward                                                         761               382
   Other                                                                                            39                 6
                                                                                        ------------------------------------
         Total assets                                                                            6,959             4,935
                                                                                        ------------------------------------

Liabilities
   Depreciation                                                                                    (40)              (40)
   State income tax                                                                               (273)             (239)
   Differences in basis of FHLB stock                                                              (66)              (66)
   Basis differential on certain partnership interests                                          (1,038)             (938)
   Differences in accounting for mortgage servicing rights                                        (170)             (162)
                                                                                        ------------------------------------
         Total liabilities                                                                      (1,587)           (1,445)
                                                                                        ------------------------------------

                                                                                                $5,372            $3,490
                                                                                        ====================================

At December 31, 1999, Fidelity has federal net operating loss carryforwards for tax purposes totaling $2,239. These loss carryforwards expire in varying amounts through the year 2019. Fidelity has state net operating loss carryforwards for tax purposes of $9,470. These loss carryforwards expire in varying amounts through the year 2014. Fidelity has affordable housing credit carryforwards of $1,337. These carryforwards expire in varying amounts through the year 2019. In addition, Fidelity has an alternative minimum tax credit carryforward of $147.

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

The Company has recorded a deferred tax asset of $1,566 for the expected benefit to be realized from the federal and state net operating loss carryovers discussed above. Realization depends upon the ability of the Company to generate sufficient taxable income before the expiration of the carryover periods. The amount that management considers to be realizable is reevaluated at each financial statement date. That estimate could be reduced in the near term if management lowers its estimate of future taxable income during the carryover period.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Fidelity evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Fidelity upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower. At December 31 and June 30, 1999, commitments to extend credit, which represent financial instruments whose contract amount represents credit risk, were $8,098 and $5,372.

Fidelity has issued standby letters of credit on affordable housing developments in which one of Fidelity's subsidiaries has a partnership interest. The letters of credit secure tax exempt bond issues and other permanent financing of limited partnerships in which one of Fidelity's subsidiaries owns a one percent general partner interest. The amount outstanding on these letters of credit at December 31 and June 30, 1999 was $16,240 and $16,666.

Fidelity has also issued standby letters of credit on affordable housing developments in which the borrowers are not affiliated with Fidelity. The letters of credit secure tax-exempt bond issues and other permanent financing of limited partnerships. The amount outstanding on the letters of credit at December 31 and June 30, 1999 was $28,223. Fidelity also has standby letters of credit to guarantee the performance of a customer to a third party. The amount outstanding on the standby letters of credit at December 31 and June 30, 1999 was $115 and $160.

Fidelity, in its role as general partner on various affordable housing developments through its subsidiaries, is committed to advance certain amounts to limited partnerships. These commitments potentially include short-term loans to the limited partners or an increase in the general partner's equity investment.

Fidelity has entered into change in control agreements with five of its employees which provide for the continuation of a multiple of the employee's existing salary and certain benefits for a two-year period of time under certain conditions following a change in control. The agreements become effective if there is a change in control that is accompanied by a significant change in job responsibilities and/or compensation.

Fidelity and its subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of Fidelity.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31 and June 30, 1999, United is categorized as well capitalized and met all subject capital adequacy requirements at those dates. In its Agreement with the OTS, Fidelity has agreed to increase its capital.

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


United's actual and required capital amounts and ratios are as follows:

                                                                              Required for               To Be Well
                                                       Actual               Adequate Capital*           Capitalized*
                                             -------------------------------------------------------------------------------
                                                 Amount        Ratio       Amount       Ratio        Amount       Ratio
                                             -------------------------------------------------------------------------------
As of December 31, 1999
   Total risk-based capital* (to risk-
     weighted assets)                            $17,603        14.3%       $ 9,839       8.0%       $12,298       10.0%
   Tier 1 capital* (to risk-weighted assets)      11,167         9.1          4,919       4.0          7,379        6.0
   Core capital* (to adjusted total assets)       11,167         6.8          6,593       4.0          8,241        5.0

As of June 30, 1999
   Total risk-based capital* (to risk-
     weighted assets)                             20,591        15.4         10,718       8.0         13,398       10.0
   Tier 1 capital* (to risk-weighted assets)      14,033        10.5          5,359       4.0          8,039        6.0
   Core capital* (to adjusted total assets)       14,033         8.5          6,615       4.0          8,269        5.0

*As defined by regulatory agencies

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

Management of United has begun taking, or refraining from taking, as applicable, some of the actions requested by the OTS and at December 31, 1999, United was in compliance with the conditions of its Agreement with the OTS.

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Stockholders' Equity

In connection with Fidelity's first debt and equity rights offering completed April 30, 1994, Fidelity reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carrying an exercise price of $6.22 per share, and expire on April 30, 2004. At December 31, 1999, a total of 397,218 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

In connection with Fidelity's second debt and equity offering completed on January 31, 1995, Fidelity reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carrying an exercise price of $8.93 per share, and expire on January 31, 2005. At December 31, 1999, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

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


>>       Benefit Plans

Fidelity is a participant in the Financial Institutions Retirement Fund (FIRF). This defined-benefit plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. According to FIRF administrators, the market value of the fund's assets exceeded the value of vested benefits in the aggregate as of June 30, 1999, the date of the latest actuarial valuation. The plan provides pension benefits for substantially all of Fidelity's employees. No expense was recorded for Fidelity during the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998.

Fidelity has a retirement savings 401(k) plan in which substantially all employees may participate. Fidelity matches employees' contributions at the rate of 25% up to 6% of the participant's salary. Fidelity's expense for the plan was $8, $17 and $19 for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, July 1, 1999                                  $5,909

Loans charged off                                       (1,569)
New loans, including renewals                              162
Payments, etc., including renewals                      (1,510)
                                                -------------------

Balances, December 31, 1999                             $2,992
                                                ===================

Total internally classified related party loans included in the total related party loans at December 31 and June 30, 1999 were $2,943 and $6,200. General reserves for these classified related party loans totaled $427 and are included in the allowance for loan losses.


>>       Stock Option Plans

Under Fidelity's stock option plans, Fidelity grants stock option awards which vest and become exercisable at various dates. During the six months ended December 31, 1999 and years ended June 30, 1999 and 1998, Fidelity authorized the grant of options for up to 3,000, 12,500 and 71,531 shares of its common stock. The exercise price of each option was greater than the market price of Fidelity's stock on the date of grant; therefore, no compensation expense was recognized.

Although Fidelity has elected to follow APB No. 25, SFAS No. 123 requires proforma disclosures of net income and earnings per share as if Fidelity had accounted for its employee stock options under that Statement. The proforma effect on net income and earnings per share of the options granted in 1999 were not materially different from those presented on the consolidated statement of income.

The following is a summary of the status of the Fidelity's stock option plans and changes in the plans as of and for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998.

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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


At December 31, 1999, there were 115,486 options available for grant. A summary of the stock options activity for the Directors' Plan is as follows:

                                                                              June 30,
                                                    December 31, ------------------------------------
                                                        1999             1999             1998
-----------------------------------------------------------------------------------------------------
Shares under option
   Outstanding at beginning of year                    118,293          118,293            86,762
   Granted                                                                                 31,531

   Outstanding at end of year                          118,293          118,293           118,293

   Exercisable at end of year                          118,293          118,293           118,293

Weighted option price per share
   Exercisable                                         $  7.92          $  7.92           $  7.92
   Granted                                                                                  11.81

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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


At December 31, 1999, there were 155,815 options available for grant. A summary of the stock options activity for the 1995 Plan is as follows:

                                                                                                     June 30,
                                                                           December 31,  ----------------------------------
                                                                               1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Shares under option
   Outstanding at beginning of year                                            77,278           64,220            80,443
   Granted                                                                      3,000           23,058            40,000
   Forfeited/expired                                                                           (10,000)          (56,223)

   Outstanding at end of year                                                  80,278           77,278            64,220

   Exercisable at end of year                                                  47,620           47,020            36,176

Weighted option price per share
   Exercisable                                                                 $10.16           $10.26            $10.68
   Granted                                                                       3.01             3.22             10.81


>>       Earnings Per Share

Earnings per share were computed as follows:

                                 Six Month Period Ended                            Year Ended June 30
                                      December 31,           ---------------------------------------------------------------
                                          1999                             1999                           1998
                            ------------------------------------------------------------------------------------------------
                                         Weighted     Per-               Weighted     Per-              Weighted    Per-
                                         Average     Share               Average     Share               Average    Share
                              Income      Shares     Amount    Income     Shares     Amount     Loss     Shares    Amount
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)              $(2,070)                          $625                         $(6,794)
                            ------------                     -----------                     -----------

Basic Earnings (Loss) Per
   Share
   Income available to
     common stockholders        (2,070)  3,147,662   $(.66)       625    3,143,179      $.20   (6,794)  2,956,157   $(2.30)
                            ------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)
   Per Share
   Income available to
     common stockholders
     and assumed
     conversions               $(2,070)  3,147,662   $(.66)      $625    3,143,179      $.20  $(6,794)  2,956,157   $(2.30)
                            ================================================================================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)

Options to purchase 165,913, 152,694 and 55,714 shares of common stock at an average price of $8.56 for the six months ended December 31, 1999, $8.33 for the year ended June 30, 1999, and $11.81 and $10.81 for the year ended June 30, 1998 were outstanding at December 31, 1999 and June 30, 1999 and 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

For the six months and years ended December 31, and June 30, 1999 and 1998, the effect of outstanding options and warrants were anti-dilutive.


>>       Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Interest-bearing Time Deposits--The fair value of interest-bearing time deposits approximates carrying value.

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

Off-Balance-Sheet Commitments--Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of the loan commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of the commitments to purchase and originate mortgage loans and to sell mortgage loans, which are immaterial, are reasonable estimates of the fair value of these financial instruments. The carrying amount of the standby letters of credit, which consist of a letter of credit valuation allowance of $5,787, is a reasonable estimate of the fair value of those off-balance sheet items.

The estimated fair values of Fidelity's financial instruments are as follows:

                                                                December 31,                         June 30,
                                                                    1999                               1999
                                                     -----------------------------------------------------------------------
                                                          Carrying           Fair            Carrying           Fair
                                                           Amount            Value            Amount            Value
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                              $  30,914         $  30,914        $  16,267         $  16,267
   Investment securities available for sale                  24,305            24,305           27,325            27,325
   Loans, net                                                96,919            96,194          110,436           110,594
   Interest receivable                                          740               740              887               887
   FHLB stock                                                 3,920             3,920            3,920             3,920

Liabilities
   Deposits                                                 135,016           135,077          128,596           128,856
   Short-term borrowings                                         89                89              128               128
   Long-term debt                                            23,504            23,515           29,149            28,896
   Interest payable                                             329               329              272               272
   Standby letters of credit                                  5,787             5,787            5,168             5,168

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Fidelity:

                             Condensed Balance Sheet

                                                                                           December 31,       June 30,
                                                                                               1999             1999
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                                 $     444          $  2,220
   Investment in common stock of subsidiaries                                                   12,541            14,848
   Loans                                                                                         2,161             3,808
   Subordinated debentures and other loan
     receivables from subsidiaries                                                               4,875             4,875
   Income tax receivable                                                                         1,723             1,744
   Other assets                                                                                    471               585
                                                                                        ------------------------------------

       Total assets                                                                            $22,215           $28,080
                                                                                        ====================================

Liabilities
   Long-term debt                                                                              $14,948           $17,144
   Letter of credit valuation allowance                                                          1,670             2,855
   Other liabilities                                                                               170               267
                                                                                        ------------------------------------
       Total liabilities                                                                        16,788            20,266

Stockholders' Equity                                                                             5,427             7,814
                                                                                        ------------------------------------

       Total liabilities and stockholders' equity                                              $22,215           $28,080
                                                                                        ====================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


                          Condensed Statement of Income

                                                                           Six Month
                                                                         Period Ended           Year Ended June 30,
                                                                         December 31,   ------------------------------------
                                                                             1999              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                                                                $   150           $   875
   Interest income                                                            $   485           1,010             1,089
   Other income                                                                     2               8                10
                                                                       -----------------------------------------------------
       Total income                                                               487           1,168             1,974
                                                                       -----------------------------------------------------

Expense
   Interest expense                                                               777           1,400             1,402
   Provision for loan losses                                                      284             424             1,092
   Letter of credit valuation provision                                          (735)           (434)            3,289
   Other expenses                                                                 293             461               555
                                                                       -----------------------------------------------------
       Total expense                                                              619           1,851             6,338
                                                                       -----------------------------------------------------

Loss Before Income Tax and Equity in
   Undistributed (Distributions in Excess of)
   Income of Subsidiaries                                                        (132)           (683)           (4,364)

Income Tax Benefit                                                                (52)           (330)           (2,075)
                                                                       -----------------------------------------------------

Loss Before Equity in Undistributed (Distributions in Excess of)
   Income of Subsidiaries                                                         (80)           (353)           (2,289)

Equity in Undistributed (Distributions in Excess of) Income of
   Subsidiaries                                                                (1,990)            978            (4,505)
                                                                       -----------------------------------------------------

Net Income (Loss)                                                             $(2,070)        $   625           $(6,794)
                                                                       =====================================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


                        Condensed Statement of Cash Flows

                                                                        Six Month Period
                                                                              Ended             Year Ended June 30,
                                                                          December 31,   -----------------------------------
                                                                              1999             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                                          $(2,070)        $    625          $(6,794)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
     Depreciation and amortization                                                  8               24               40
     Provision for loan losses                                                    284              424            1,092
     Letter of credit valuation provision                                        (735)            (434)           3,289
     Funding on outstanding letter of credit                                     (450)
     Undistributed net income of subsidiaries                                   1,990             (978)           4,505
     (Increase) decrease in other assets                                          127              371           (1,611)
     (Increase) decrease in other liabilities                                     (97)             123           (1,045)
                                                                        ----------------------------------------------------
     Net cash provided (used) by operating activities                            (943)             155             (524)
                                                                        ----------------------------------------------------

Investing Activities
   Decrease in interest-bearing deposits in other banks                                              6
   Capital contributions to subsidiaries                                                        (1,094)          (1,400)
   Advance on note to subsidiary                                                                                   (250)
   Principal payments received on notes from subsidiaries                                        1,188
   Net change in loans                                                          1,363             (160)           1,084
                                                                        ----------------------------------------------------
     Net cash provided (used) by investing activities                           1,363              (60)            (566)
                                                                        ----------------------------------------------------

Financing Activities
   Repayment of long-term debt                                                 (2,196)             (51)             (52)
   Proceeds from issuance of long-term debt                                                      2,000
   Proceeds from exercise of stock warrants                                                                       2,492
   Cash dividends                                                                                 (156)          (1,186)
   Purchase of treasury stock                                                                                       (14)
   Sale of common stock                                                                             90
                                                                        ----------------------------------------------------
     Net cash provided (used) by financing activities                          (2,196)           1,883            1,240
                                                                        ----------------------------------------------------

Change in Cash and Cash Equivalents                                            (1,776)           1,978              150

Cash and Cash Equivalents, Beginning of Year                                    2,220              242               92
                                                                        ----------------------------------------------------

Cash and Cash Equivalents, End of Year                                       $    444           $2,220         $    242
                                                                        ====================================================

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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


Presented below is condensed financial information relating to Fidelity's business segments:

                                                                              December 31, 1999
                                                  --------------------------------------------------------------------------
                                                                        Real Estate
                                                                        Development
                                                       Banking         & Management        Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------
Interest income                                        $   6,019         $      3            $      (3)        $   6,019
Other income                                                 854              167                  (20)            1,001
Interest expense                                           4,268                3                   (3)            4,268
Other expense                                              4,731              437                  (20)            5,148
Provision for loan losses                                  1,345                                                   1,345
Loss before tax                                           (3,471)            (270)                                (3,741)
Income tax benefit                                        (1,283)            (388)                                (1,671)
Total assets                                             172,044            3,089               (3,676)          171,457
Capital expenditures                                         231                                                     231
Depreciation and amortization                                192                4                                    196

                                                                                June 30, 1999
                                                  --------------------------------------------------------------------------
                                                                        Real Estate
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

                                                                                June 30, 1998
                                                  --------------------------------------------------------------------------
                                                                        Real Estate
                                                                        Development
                                                       Banking         & Management        Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------

Interest income                                        $  17,332          $   444              $  (584)        $  17,192
Other income                                               2,695              330                                  3,025
Interest expense                                          11,586              584                 (584)           11,586
Other expense                                             13,660            2,416                                 16,076
Provision for loan losses                                  2,152            2,391                                  4,543
Loss before tax                                           (7,371)          (4,617)                               (11,988)
Income tax benefit                                        (3,268)          (1,926)                                (5,194)
Total assets                                             200,082            9,720              (12,756)          197,046
Capital expenditures                                         103                8                                    111
Depreciation and amortization                                430               19                                    449

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>       Capital Infusion

On July 16, 1999, Fidelity signed a letter of intent with Lincolnshire Management, Inc. (Lincolnshire). This proposed transaction was terminated in November 1999.

On January 21, 2000 as amended and restated on March 15, 2000, Fidelity signed a definitive stock purchase agreement to sell 1,460,000 shares of its common stock to Pedcor Investments, a limited liability company (Pedcor). One of the principals of Pedcor was a director of the Company until his resignation in December 1999.

The consideration to be paid by Pedcor includes $3,000 in cash, a five-year guarantee to United in an aggregate amount up to $1,500 against any negative cash flow from operations of certain specified development properties in the Bank's portfolio and an agreement to provide management and certain accounting services for the specified properties for ten years at no fee to the Bank or Company.

Consummation of the agreement is subject to receipt of all regulatory and shareholder approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to this item is required.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information called for by this item is incorporated by reference to the definitive proxy statement of Fidelity to be filed with the Securities Exchange Commission not later than 120 days after December 31, 1999 and to be delivered to stockholders in connection with the annual meeting of the stockholders to be held in 2000.


ITEM 11.  EXECUTIVE COMPENSATION

This information called for by this item is incorporated by reference to the definitive proxy statement of Fidelity to be filed with the Securities Exchange Commission not later than 120 days after December 31, 1999 and to be delivered to stockholders in connection with the annual meeting of the stockholders to be held in 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information called for by this item is incorporated by reference to the definitive proxy statement of Fidelity to be filed with the Securities Exchange Commission not later than 120 days after December 31, 1999 and to be delivered to stockholders in connection with the annual meeting of the stockholders to be held in 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information called for by this item is incorporated by reference to the definitive proxy statement of Fidelity to be filed with the Securities Exchange Commission not later than 120 days after December 31, 1999 and to be delivered to stockholders in connection with the annual meeting of the stockholders to be held in 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) The following consolidated financial statements are included in
             Item 8:

                                                       Page Number in
                                                            10-K
Independent Auditor's Report on
Consolidated Financial Statements                          41

Consolidated Balance Sheet
December 31, 1999 and June 30, 1999                        42

Consolidated Statement of Income-
For the six months ended December 31, 1999,
and years ended June 30, 1999 and 1998                     43 and 44

Consolidated Statement of Changes in Stockholders' Equity -
For the six months ended December 31, 1999,
and years ended June 30, 1999 and 1998                     45

Consolidated Statement of Cash Flows -
For the six months ended December 31, 1999,
and years ended June 30, 1999 and 1998                     46 and 47

Notes to consolidated Financial Statements                 48 through 75

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

   11              Statement regarding computation of per share earnings

   21              Subsidiaries of Fidelity Federal Bancorp.

   27              Financial Data Schedule.

(b)      A Form 8-K was filed on November 23, 1999.

        Fidelity released that negotiations with Mortgage Finance Acquisition Partners, L.P., an affiliate of Lincolnshire Equity Fund II, had terminated.

(c)      See the list of exhibits in Item 14 (a) (3).

(d)      No other financial statement schedules are required to be submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                             FIDELITY FEDERAL BANCORP
                             Registrant

                             By  /S/ M. BRIAN DAVIS
                               ------------------------------------
                               M. Brian Davis
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                             By  /S/ DONALD R. NEEL
                               ------------------------------------
                               Donald R. Neel, Executive Vice President,
                               Treasurer and Chief Financial Officer
                               (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

By     /S/  JACK CUNNINGHAM
  -------------------------------------------------
            Jack Cunningham,
            Chairman

By     /S/  M. BRIAN DAVIS
  -------------------------------------------------
            M. Brian Davis
            President, Chief Executive Officer
            and Director

By:    /S/  CURT J. ANGERMEIER
  -------------------------------------------------
            Curt J. Angermeier, Director

By     /S/  WILLIAM R. BAUGH
  -------------------------------------------------
            William R. Baugh, Director

By     /S/ DONALD R. NEEL
  -------------------------------------------------
           Donald R. Neel, Director

By     /S/  BARRY A. SCHNAKENBURG
  -------------------------------------------------
            Barry A. Schnakenburg, Director

INDEX TO EXHIBITS



Page     Exhibit Number                     Exhibit
-----------------------------------------------------------------------------
67            11                 Statement regarding computation of per share
                                 earnings. See (Earnings per Share) of this document.

80            21                 Subsidiaries of Fidelity Federal Bancorp.

81            27                 Financial Data Schedule.