Form 10-Q
period 2000-03-31
FIDELITY FEDERAL BANCORP
filed 2000-05-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 2000



                            FIDELITY FEDERAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Indiana                    0-22880                35-1894432
          -------                    -------                ----------
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

As of May 10, 2000, there were 3,147,661 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 29.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                           Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   The Condensed Consolidated Balance sheet..............................     3

   Condensed Consolidated Statement of Income............................     4

   Condensed Consolidated Statement of Stockholders' Equity..............     5

   Condensed Consolidated Statement of Cash Flows........................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
      and Financial Condition............................................ 11-26

PART II - OTHER INFORMATION..............................................    27

SIGNATURES...............................................................    28

EXHIBIT INDEX............................................................    29

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                    The Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                     March 31,   December 31,
                                                       2000          1999
                                                     ---------   ------------
Assets
Cash and due from banks                              $   1,326    $   8,003
Interest-bearing demand deposits                        12,921       22,911
                                                     ---------    ---------
   Cash and cash equivalents                            14,247       30,914
Investment securities available for sale                23,811       24,305
Loans, net of allowance for loan losses of $2,009
   and $2,021                                          105,248       96,919
Premises and equipment                                   5,548        5,727
Federal Home Loan Bank of Indianapolis stock             3,920        3,920
Deferred income tax receivable                           5,317        5,372
Interest receivable and other assets                     4,609        4,300
                                                     ---------    ---------
   Total assets                                      $ 162,700    $ 171,457
                                                     =========    =========

Liabilities
Deposits
   Non-interest bearing                              $   6,096    $   6,593
   Interest-bearing                                    119,352      128,423
                                                     ---------    ---------
      Total deposits                                   125,448      135,016
Short-term borrowings                                       30           89
Long-term debt                                          22,988       23,504
Advances by borrowers for taxes and insurance              604          409
Valuation allowance for letters of credit                5,787        5,787
Other liabilities                                        2,365        1,225
                                                     ---------    ---------
   Total liabilities                                   157,222      166,030

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
   Authorized - 5,000,000 shares
     Issued Outstanding - 3,147,662 shares               3,147        3,147
Additional paid in capital                              10,869       10,869
Stock warrants                                              11           11
Accumulated deficit                                     (7,993)      (7,825)
Accumulated other comprehensive loss                      (556)        (775)
                                                     ---------    ---------
      Total stockholders' equity                         5,478        5,427
                                                     ---------    ---------

Total liabilities and stockholders' equity           $ 162,700    $ 171,457
                                                     =========    =========

See notes to condensed consolidated financial statements.

NOTE: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Condensed Consolidated Statement of Income
                      (In thousands, except for share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                           2000          1999
                                                           ----          ----
Interest Income
   Loans receivable                                       $ 2,190       $ 2,723
   Investment securities - taxable                            401           259
   Federal funds sold                                                        14
   Deposits with financial institutions                       305           290
   Other dividend income                                       78            77
                                                          -------       -------
      Total interest income                                 2,974         3,363
                                                          -------       -------

Interest Expense
   Deposits                                                 1,609         1,817
   Short-term borrowings                                        1             1
   Long-term debt                                             485           546
                                                          -------       -------
      Total interest expense                                2,095         2,364
                                                          -------       -------

Net interest income                                           879           999
   Provision (adjustment) for loan losses                      75          (404)
                                                          -------       -------
Net interest income after provision for
   loan losses                                                804         1,403
                                                          -------       -------

Non-interest income
   Fee income-apartment management                             44            54
   Service charges on deposit accounts                         77           105
   Net gains on loan sales                                      7            89
   Letter of credit fees                                      145           146
   Real estate investment banking fees                         17            16
   Servicing fees on loans sold                                28            25
   Other income                                               117           136
                                                          -------       -------
      Total non-interest income                               435           571
                                                          -------       -------

Non-interest expense
   Salaries and employee benefits                             763           866
   Net occupancy expense                                       92            84
   Equipment expense                                           69            68
   Data processing expense                                     84           105
   Deposit insurance expense                                   60            72
   Legal and professional fees                                133            86
   Advertising                                                 30            47
   Letter of credit valuation provision                                      35
   Valuation allowance - affordable housing investments        21            84
   Other expense                                              421           427
                                                          -------       -------
      Total non-interest expense                            1,673         1,874
                                                          -------       -------

Income (loss) before income tax                              (434)          100
   Income tax benefit                                        (266)          (35)
                                                          -------       -------
Net Income (loss)                                         $  (168)      $   135
                                                          =======       =======

Per share:
   Basic earnings (loss) per share                        $ (0.05)      $  0.04
   Diluted earnings (loss) per share                        (0.05)         0.04
   Average common and common equivalent
      shares outstanding                                3,147,662     3,147,663

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2000          1999
                                                            ----          ----
Beginning Balances                                        $ 5,427       $ 8,036
Comprehensive income:
   Net income (loss)                                         (168)          135
   Other comprehensive income net of tax--
   Unrealized gain (loss) on securities                       219           (72)
                                                          -------       -------
      Comprehensive income                                     51            63
                                                          -------       -------

Balances, March 31                                        $ 5,478       $ 8,099
                                                          =======       =======

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                                   2000        1999
                                                                   ----        ----
Operating Activities
Net income (loss)                                                $   (168)   $    135
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
   Provision for loan losses                                           75        (404)
   Letter of credit valuation provision                                            35
   Depreciation                                                        92          98
   Investment securities amortization (accretion) net                  15          12
   Valuation allowance - affordable housing investments                21          84
   Loans originated for sale                                       (1,437)     (6,622)
   Proceeds from sale of loans                                      1,424       6,638
   Amortization of net loan origination fees and points                (4)        (15)
   Deferred income tax benefit                                         55        (443)
   Changes in:
      Interest receivable and other assets                           (330)      1,239
      Interest payable and other liabilities                          996          68
                                                                 --------    --------
Net cash provided by operating activities                             739         825

Investing Activities
   Purchases of securities available for sale                                 (13,014)
   Proceeds from maturities of securities available for sale          842       3,848
   Net change in loans                                             (8,387)     13,107
   Purchases of premises and equipment                                (21)        (60)
   Proceeds from sale of premises and equipment                       108           7
                                                                 --------    --------
Net cash provided (used) by investing activities                   (7,458)      3,888

Financing Activities
   Net change in:
      Noninterest-bearing, interest-bearing demand and
        savings deposits                                           (1,679)       (697)
      Certificates of deposit                                      (7,889)     (8,446)
      Short-term borrowings                                           (59)       (110)
   Repayment of long-term debt                                       (516)     (1,336)
   Net change in advances by borrowers for taxes and insurance        195         217
                                                                 --------    --------
Net cash used by financing activities                              (9,948)    (10,372)

Net change in Cash and Cash Equivalents                           (16,667)     (5,659)
Cash and Cash Equivalents, beginning of period                     30,914      29,960
                                                                 --------    --------
Cash and Cash Equivalents, end of period                         $ 14,247    $ 24,301
                                                                 ========    ========

Additional Cash Flows and Supplementary information
   Interest paid                                                 $  1,121    $  1,540

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o       Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of those expected for the remainder of the year.

o       Stockholders' Equity

In connection with Fidelity's second debt and equity rights offering completed January 31, 1995, Fidelity has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At March 31, 2000, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

In connection with Fidelity's first debt and equity rights offering completed on April 30, 1994, Fidelity has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At March 31, 2000, a total of 397,218 shares originally reserved had been issued and 18,282 remained reserved and unissued.

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

United has entered into a Supervisory Agreement (Agreement) with the Office of Thrift Supervision ("OTS"). One of the provisions of the Agreement restricts the payments of dividends from United to Fidelity without prior written OTS approval. The OTS, in 1999, permitted the payment of dividends to assist Fidelity in meeting interest payments on its outstanding debt; however, there can be no assurance that this approval will be granted going forward. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.


o       Company Subsidiaries

United, Village Affordable Housing Corporation and Village Securities Corporation are three subsidiaries of Fidelity. United is a federally chartered savings bank, and is regulated by the OTS. Village Affordable Housing Corporation was formed during the third quarter of fiscal 1998 for the purpose of holding interests in real estate housing, and is currently inactive. Village Securities Corporation is also currently inactive.

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. Currently, they are involved only in the business of owning, renting and managing affordable housing properties. Village Capital Corporation has earned fees by providing real estate mortgage banking services to unaffiliated borrowers since 1994. Another subsidiary of United, Village Insurance Corporation, is engaged in the business of selling credit life and accident health insurance in conjunction with bank lending activities.


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

Under the terms of the Agreement, United was to develop and submit to the OTS for approval a strategic plan which includes, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning. The strategic plan submitted was reviewed by the OTS.

In addition, United must, among other things, take other specified actions within specified time frames. These actions include, among others; the development of and adherence to a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient allowances for loan and lease losses; quarterly reporting to the OTS relating to classified assets and workout plans; restriction of its growth in total assets to an amount not in excess of an amount equal to the net interest credited on deposit liabilities without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 25 percent of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address its operation and methods for risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of fully staffed and functioning internal audit and independent loan review processes.

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

Management of United has taken or is refraining from taking, as applicable, the actions requested by the OTS and at March 31, 2000, was in compliance with the conditions of its Supervisory Agreement, except for meeting its target level of classified assets to core capital plus the allowance for loan loss of 50% or less by December 31, 1999. Total classified (substandard and doubtful) assets declined by approximately $14 million from $26.3 million at September 30, 1998 to $12.3 million at March 31, 2000. However, United was unable to meet the 50% target using post-examination December 31, 1999, and March 31, 2000 regulatory capital and Thrift Financial Report classified assets. The Board and management are continuing to work strenuously toward this target.

o       Capital Infusion

On July 16, 1999, Fidelity signed a letter of intent with Lincolnshire Management, Inc. (Lincolnshire). This proposed transaction was terminated in November 1999.

On January 21, 2000 as amended and restated on April 6, 2000, Fidelity signed a definitive stock purchase agreement to sell 1,460,000 shares of its common stock to Pedcor Holdings, a limited liability company (Pedcor). One of the principals of Pedcor was a director of the Company until his resignation in December 1999.

The consideration to be paid by Pedcor includes $3,000,000 in cash, a five-year guarantee to United in an aggregate amount up to $1,500,000 against any negative cash flow from operations of certain specified affordable housing properties in the Bank's portfolio and an agreement to provide management and certain accounting services for the specified properties for ten years at no fee to the Bank or Company.

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

                                                    Real Estate
Three months ended                                  Development
March 31, 2000                            Banking   & Management  Eliminations     Total
------------------------------------------------------------------------------------------
Interest income                          $   2,974    $       2    $      (2)   $   2,974
Other income                                   376           69          (10)         435
Interest expense                             2,095            2           (2)       2,095
Other expense                                1,554          129          (10)       1,673
Provision (adjustment) for loan losses          75         --           --             75
Income before tax                             (374)         (60)        --           (434)
Income tax expense (benefit)                  (218)         (48)        --           (266)
Total assets                               162,815        3,009       (3,124)     162,700
Capital expenditures                            21         --           --             21
Depreciation and amortization                   90            2         --             92


                                                    Real Estate
Three months ended                                  Development
March 31, 1999                            Banking   & Management  Eliminations     Total
------------------------------------------------------------------------------------------
Interest income                          $   3,371    $       1    $      (9)   $   3,363
Other income                                   496           85          (10)         571
Interest expense                             2,364            9           (9)       2,364
Other expense                                1,754          130          (10)       1,874
Provision (adjustment) for loan losses        (541)         137         --           (404)
Income before tax                              290         (190)        --            100
Income tax expense (benefit)                    65         (100)        --            (35)
Total assets                               185,913        3,357       (4,030)     185,240
Capital expenditures                            60         --           --             60
Depreciation and amortization                   98         --           --             98

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

o       Results of Operations

The net loss for the three months ended March 31, 2000 was $168,000, compared to net income of $135,000 for the same period last year. Basic and diluted net loss per share was $.05 per share for the three months ended March 31, 2000, compared to net income of $0.04 per share in 1999. Interest income decreased $389,000 from the prior year primarily due to a decrease in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. Interest expense decreased approximately $269,000 due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, Fidelity's assets have decreased $8.8 million from March 31, 1999 to $162.7 million at March 31, 2000. Non-interest income for the three months ended March 31, 2000, decreased $136,000 from the three months ended March 31, 1999 primarily due to a decrease in gains on sales of loans and service charges on deposit accounts. Non-interest expense decreased $201,000 to $1.7 million due primarily to the decrease in salaries and employee benefits, as well as data processing expense. The letter of credit valuation provision and valuation provision for equity investments decreased as well. A portion of the decreases was offset by higher legal and professional expenses.

Net Interest Income
Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity's interest rate-sensitive assets and liabilities. Due to a significant decrease in earning assets, net interest income decreased to $879,000 for the three months ended March 31, 2000, compared to $999,000 for the three months ended March 31, 1999.

The reduction in net interest income during the three months was primarily due to the continued reduction in average earning assets of $25.6 million, which was partially offset by a decrease in average interest-bearing liabilities of $16.9 million. Fidelity's reduction in average earning assets was composed of reductions in fixed rate 1-4 family mortgage loans, multifamily loans and commercial real estate loans. Average real estate mortgage loans have decreased $9.5 million, resulting in a decrease of $206,000 in interest income. Average multifamily and commercial real estate loans also decreased $16.1 million due to continued workout efforts, resulting in a decrease of interest income of $275,000. Certificates of deposit and borrowings partially offset this reduction in assets with a decrease of $12.2 million in certificates and $4.0 million in borrowings. This resulted in decreased interest expense, of $185,000 and $62,000, respectively. Interest income for the three months ended March 31, 2000 was $3.0 million compared to $3.4 million for the three months ended March 31, 1999, a decrease of $.4 million or about 13.3%. Interest expense for the three months ended March 31, 2000 was $2.1 million compared to $2.4 million for the three months ended March 31, 1999, a decrease of $.3 million or 14.3%. These decreases were partially offset by a $6.4 million increase in average consumer loans. The decrease in commercial and multifamily loans is expected to continue during the time that United operates under the Supervisory Agreement. Please refer to the footnote "Other Restrictions" in the Notes to Consolidated Financial Statements for further details.

The net interest margin increased slightly during the three month period to 2.34% from 2.30% a year ago. Despite management's efforts the net interest margin is expected to be relatively constant or decline during the term of the Supervisory Agreement between United and the OTS, due to certain lending restrictions.

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

Presented below, at December 31, 1999 and March 31, 1999, is an analysis performed by the OTS of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1999 and March 31, 1999, 2% of the present value of United's assets was approximately $3.4 million and $3.6 million. Because the interest rate risk of a 200 basis point increase or decrease in market rates (using the larger number of a plus or minus 200 basis point shock) was $2.9 million at December 31, 1999 and $1.3 million at March 31, 1999, United would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The increase in interest rate risk in the event of increased rates, from March to December 1999 is due to interest rate changes and a change in United's balance sheet mix.

                   Interest Rate Risk as of December 31, 1999
                   ------------------------------------------

                                 Net Portfolio Value                    NPV as Percent of Present
                                   (in thousands)                            Value of Assets
------------------------------------------------------------------------------------------------------
     Change           Dollar           Dollar         Percentage
    in Rates          Amount           Change           Change         NPV Ratio         Change
------------------------------------------------------------------------------------------------------
     + 300 bp         $10,879          $(4,685)          (30)%             6.75%        - 242 bp
     + 200 bp          12,622           (2,942)          (19)              7.69         - 148 bp
     + 100 bp          14,256           (1,308)           (8)              8.53         -  64 bp
         0 bp          15,564                                              9.17
     - 100 bp          16,148              584             4               9.41            24 bp
     - 200 bp          16,023              459             3               9.27            10 bp
     - 300 bp          16,010              446             3               9.19             2 bp

                     Interest Rate Risk as of March 31, 1999
                     ---------------------------------------

                                   Net Portfolio Value               NPV as Percent of Present
                                      (in thousands)                       Value of Assets
------------------------------------------------------------------------------------------------------
      Change             Dollar          Dollar       Percentage
     in Rates            Amount          Change         Change         NPV              Change
------------------------------------------------------------------------------------------------------
     + 300 bp         $10,630          $(2,012)          (16)%          6.12%           -  86 bp
     + 200 bp          11,773             (869)           (7)           6.67            -  31 bp
     + 100 bp          12,555              (87)           (1)           7.01                3 bp
         0 bp          12,642                                           6.98
     - 100 bp          12,008             (634)           (5)           6.58            -  40 bp
     - 200 bp          11,352           (1,290)          (10)           6.17            -  82 bp
     - 300 bp          10,717           (1,925)          (15)           5.77            - 121 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the above amounts.

Provision for Loan Losses and Letter of Credit Reserves

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the three months ending March 31, 2000 was $75,000 compared to a credit of $404,000 in the prior year, an increase of $479,000. During the three months ended March 31, 1999, primarily as a result of a reduction in classified and criticized assets, Fidelity reduced its provision for loan losses and reserve for letters of credit and recognized income of $404,000. The current quarter's provision for loan losses was primarily associated with the consumer loan portfolio due to losses on loans originated prior to January 1999. The ratio of allowance for loan losses to non performing loans was 189.9% at March 31, 2000 compared to 180.0% at December 31, 1999.

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


Non-interest income. Non-interest income for the quarter ended March 31, 2000, was $435,000 compared to $571,000 for the same period in 1999, a decrease of $136,000.


Non-interest income
-------------------
(in thousands)

                                            Three Months Ended
                                                  March 31,           Increase
                                             2000         1999       (Decrease)
                                             ----         ----       ----------
Fee income-apartment management             $   44       $   54         $(10)
Service charges on deposit accounts             77          105          (28)
Gain on sale of real estate loans                7           89          (82)
Letter of credit fees                          145          146           (1)
Servicing fees on loans sold                    28           25            3
Release fees on multifamily loans                2           10           (8)
Real estate investment banking fees             17           16            1
Agent fee income                                 7            7            -
Title fee income                                 5           13           (8)
Other                                          103          106           (3)
                                            ------        -----       -------
 Total non-interest income                  $  435        $ 571       $ (136)
                                            ======        =====       =======

Fidelity's level of activity in Section 42 real estate activities has continued to decrease. Fidelity has recorded no Section 42 real estate development fees over the past three years. Fee income from management activities for the three months ended March 31, 2000 decreased approximately $10,000 due to a reduction in the rate charged for apartment management. Service charges on deposit accounts decreased $28,000 for the three months ended March 31, 2000, compared to the prior fiscal years due to a decrease in low balance checking accounts. Single-family mortgage loan originations during the three months ending March 31, 2000 have decreased due to the higher level of mortgage interest rates compared to prior years. As a result, net gains of $7,000 were down $82,000 compared to the same period in 1999. No securities were sold in the three months ending March 31, 2000 or 1999. Letter of credit fees were approximately the same as last year. Outstanding letters of credit at March 31, 2000 and December 31, 1999 were $44.5 million and $44.6 million respectively. Title fee income decreased $8,000 compared to the three months ended March 31, 1999. The decrease is primarily due to a decrease in loan volume compared to last year.

Non-Interest Expense
Non-interest expense decreased $201,000 or 10.7% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The following table summarizes non-interest expense for the three months ending March 31, 1999 and 2000:

                                     Three Months Ended
                                          March 31
                                     ----------------------------------
                                                              Increase
                                     2000          1999      (Decrease)
                                     ----          ----      ----------
Salaries and employee benefits        $763         $866       $ (103)
Letter of credit valuation provision                 35          (35)
  Write down of affordable housing
  Partnership investments               21           84          (63)
Legal and professional                 133           86           47
Occupancy expense                       92           84            8
Equipment expense                       69           68            1
Data processing expense                 84          105          (21)
Advertising                             30           47          (17)
Deposit insurance                       60           72          (12)
Correspondent bank charges              38           39           (1)
Printing and supplies                   21           27           (6)
Loss on investment                      62           51           11
Telephone                               34           19           15
Postage                                 24           26           (2)
Travel and lodging                       7            4            3
Other operating expense                235          261          (26)
                                    ----------------------------------

  Total non-interest expense        $1,673       $1,874        $(201)
                                    ==================================


Salaries and employee benefits decreased $103,000 due to staff reductions completed in the quarter. Legal and professional fees are higher primarily due to additional costs incurred for workout activities with respect to various classified assets, and other legal actions commenced by Fidelity. Occupancy expense for the three months ending March 31, 2000 was approximately $8,000 higher than the previous three months ended March 31, 1999 due to an increase in real estate taxes. Data processing expense for the three months ended March 31, 2000 decreased $21,000 from the same period last year due to the elimination of Y2K expense. Deposit insurance decreased $12,000 from the prior year due to a decrease of $16.1 million in deposits since March 31, 1999. Fidelity recorded its percentage share of losses, for its investments in various IRS Section 42 developments, under the equity method of accounting. Fidelity's losses were $62,000 and $51,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Telephone expense increased $15,000 over last year due to the timing of invoices associated with switching telephone service providers and the data transmission enhancements associated with the new service. Other operating expense decreased from 1999 by $26,000. Management continues to monitor expenses closely.

Income Tax Benefit
The income tax benefit was $266,000 for the three months ending March 31, 2000 compared to $35,000 in the same period last year, primarily due to a decrease in taxable income. Included in the tax benefit of $266,000 for the three months ending March 31, 2000 are tax credits of $96,500. These credits are received from Fidelity's investment in Section 42 affordable housing projects and comprise a portion of the return on these investments. Fidelity also receives the tax benefit of its percentage of the operating losses for those projects. Some of the benefits associated with these tax credits are partially offset by reductions of the investment in the Section 42 projects, which are included in the above table under the caption "Loss on Investment". The effective tax rate for the three months ended March 31, 2000, because of the tax credits was 61.3% compared 35.0% for last year.

A consideration of a valuation allowance for the deferred tax asset was made at March 31, 2000 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in a newly developed business plan, cost reductions, planned sale of a portion of United's limited partnership interests and the completion of Fidelity's transaction with Pedcor Holdings LLC ("Pedcor"). Please refer to the footnote, Capital Infusion, for further details regarding the Pedcor transaction. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan, sell approximately 50% of its limited partnerships interests (reducing tax credits granted annually) and then achieve 5 to 10% growth in annual earnings thereafter. The level of earnings contemplated by these analyses, if achieved, will still constitute, for the majority of the carry forward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. The analyses to consider the need for a valuation allowance for the deferred tax asset are subject to certain risks and uncertainties that could impact the final determination regarding the amount of the valuation allowance. Fidelity is currently working towards these goals, however these risks include the failure of Fidelity to complete the transaction with Pedcor, the failure to implement the newly developed business plan including cost reductions, or the failure to execute planned sale of United's limited partnership interests.


Year 2000

For the past several years, Fidelity has been taking corrective measures to ensure that, on January 1, 2000, its computer systems and equipment that use embedded computer chips would be able to distinguish between "1900" and "2000." Fidelity also undertook corrective measures to avoid any business disruptions on February 29, 2000 as a result of the millennium's first leap year. Due to these efforts, Fidelity has not experienced any material system errors or failures as a result of Year 2000 issues. Prior to December 31, 1999, Fidelity assigned certain individuals to act as a single point of coordination and information about all Year 2000 events, whether internal or external, that could impact normal business processes. In addition, Fidelity will continue its business as usual practices to monitor its computer systems and infrastructure, as well as the Year 2000 efforts of third parties with which the Corporation does business. Although Fidelity does not anticipate that any future Year 2000 issues will result in a material impact on Fidelity, there can be no assurance that this will be the case. Fidelity has incurred cumulative Year 2000 costs of approximately $250,000 through March 31, 2000. A significant amount of these costs was not incremental to Fidelity but instead constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. Remaining costs are expected to be immaterial and similarly funded. Forward-looking statements contained in the foregoing "Year 2000" section should be read in conjunction with the cautionary statements included in the introductory paragraphs under "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Financial Condition
Total assets at March 31, 2000 decreased $8.8 million to $162.7 million from $171.5 million in December 1999. Average assets for the three months ended March 31, 2000 decreased 2.3% from 1999 to $166.8 million. Average interest-bearing liabilities decreased $16.9 million as Fidelity used loan payoff proceeds to reduce borrowings and agent-acquired certificates of deposit, which represent a higher-cost source of funds for Fidelity.

The decrease in total assets is primarily the result of loan payoffs, refinancing and payments received on commercial, multifamily and fixed 1-4 family mortgage loans. Fidelity has continued to sell current production of fixed 1-4 family mortgages to investors in the secondary market, therefore the mortgage loan portfolio continues to decline.

Loans
The following table shows the composition of Fidelity's loan portfolio as of March 31, 2000 and December 31, 1999:

                                                   March       December
                                                   2000          1999
---------------------------------------------------------------------------

Real estate mortgage loans
  First mortgage loans
    Conventional                                 $  48,647    $  48,845
    Construction                                     1,823        1,867
    Commercial                                       8,228        8,576
    Multi-family loans                               4,165        3,629
    Home equity loans                                5,406        5,567
    First mortgage real estate loans                 1,824        1,899
       Purchased
                                               ----------------------------
                                                    70,093       70,383
  Commercial loans, other than
     secured by real estate                          3,926        4,154
  Consumer loans                                    33,238       24,403
                                               ----------------------------
      Total loans                                  107,257       98,940
  Allowance for loan losses                         (2,009)      (2,021)
                                               ----------------------------

      Net loans                                   $105,248      $96,919
                                               ============================

      Total assets                                $162,700     $171,457
                                               ============================

      Total loans to total assets                    65.9%        57.7%
                                               ============================

Fidelity sells a portion of its current production of 1-4 family loans, recording the gain or loss and using the proceeds to fund new products. As a result, conventional real estate mortgage loans continue to decrease.

Multi-family loans increased $536,000 over the prior year due to the conversion of multifamily construction loans to permanent loans. Fidelity continues to pursue refinancing opportunities for available outlets for the remaining classified multifamily loans, commercial loans and letters of credit.

Commercial real estate loans and commercial loans have continued to decline as a result of the Supervisory Agreement which restricts new commercial lending. Refer to the "Other Restrictions" footnote for additional information. The focus of United's commercial lending department has been to develop action plans to minimize potential losses relating to its classified commercial credits and its letter of credit exposure.

The increase in loans is primarily due to an increase in consumer loans of $8.8 million from December 31, 1999 to $33.2 million at March 31, 2000. Recent staff replacements to the consumer loan department in late 1999 have contributed to an increase in the automobile loans financed. The level of growth in the consumer loan portfolio during the first quarter of 2000 is not expected to be repeated in the near future. United is expected to increase sales of its loans to another financial institution, in which automobile loans are originated on their behalf and United earns a fee from these transactions.

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

The following table provides information on Fidelity's non-performing loans as of March 31, 2000 and December 31, 1999:

                                                      March 31,   December 31,
                                                         2000         1999
 -----------------------------------------------------------------------------
                                                       (Dollars in Thousands)

 Non-accrual loans
   Commercial                                         $   298
   Real estate mortgage                                   158       $   253
   Multi-family                                                         229
                                                    --------------------------
     Total non-accrued loans                              456           482
 Restructured
   Consumer                                                62            75
   Commercial                                             119           118
                                                    --------------------------
     Total restructured loans                             181           193
 90 days or more past due and accruing
   Consumer                                                56           135
   Commercial                                             365           313
                                                    --------------------------
     Total 90 days or more past due and accruing          421           448
                                                     -------------------------

       Total non-performing loans                      $1,058        $1,123
                                                    ==========================

 Ratio of non-performing loans to total loans            0.99%         1.14%

                                                    ==========================

                                                    ==========================
 Total loans                                          107,257        98,940
                                                    ==========================

Non-performing loans were .99% of total loans at March 31, 2000, as compared to 1.14% of total loans at December 31, 1999 and consisted primarily of commercial and mortgage loans. The decrease in non-performing loans is due to the reduction in commercial and multi-family loans. Multi-family affordable housing loans, for which specific and general reserves have been computed, are currently performing with respect to debt service and are, therefore, not included in the above "non-performing loans" totals. The ability of the multi-family loans to remain performing is in part due to general partner or other advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. There is no assurance that general partner advances will not be necessary in the future to support further cash flow deficits, or that Fidelity will not have to extend funds in order to protect its collateral position with respect to the loans.

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

Classified Assets and Letters of Credit
(In Thousands)

                                                   March 31,    December 31,
                                                      2000          1999
----------------------------------------------------------------------------
Classified assets                                     $8,660        $8,991
Classified letters of credit                          12,868        13,218
                                                  --------------------------
    Total classified assets/letters of credit        $21,528       $22,209
                                                  ==========================

Classified assets and letters of credit of Fidelity totaled $21.5 million at March 31, 2000 compared to $22.2 million at December 31, 1999 and $40.7 million at June 30, 1999, a decrease of 3.2% and 47.2%, respectively. Classified assets and letters of credit were 167.3% and 167.8% of Fidelity's capital and reserves at March 31, 2000 and December 31, 1999, respectively. Classified assets and letters of credit were 76.2% and 72.2% of United's capital and reserves at March 31, 2000 and December 31, 1999, respectively. In addition to the classified assets and letters of credit, there were other assets and letters of credit totaling $18.6 million for which management was closely monitoring the borrowers' abilities to comply with payment terms.

Impaired loans are those that management believes will not perform under the original loan terms. At March 31, 2000 and December 31, 1999, Fidelity had impaired loans totaling $7.4 million compared to $16.5 million at June 30, 1999, a decrease of 55.1%. The large decrease in impaired loans recognizes Fidelity's ongoing efforts to reduce classified loans. The allowance for losses on such impaired loans totaled $1.1 million and is included in Fidelity's allowance for loan losses at March 31, 2000 and December 31, 1999. In addition, using similar guidelines for impaired loans, impaired letters of credit at March 31, 2000 and December 31, 1999 total $13.2 million, versus $21.0 million at June 30, 1999, a decrease of 37.1%. The valuation allowance on such impaired letters of credit totaled $5.8 million and is included in Fidelity's letters of credit valuation allowance at March 31, 2000 and December 31, 1999. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at March 31, 2000 and December 31, 1999:

                                                   March 31,    December 31,
                                                     2000          1999
----------------------------------------------------------------------------
                                                       (in thousands)
Allowance for loan losses
   at beginning of period                          $   2,021     $   3,521
                                                ----------------------------
Loan charge offs
  Real estate mortgage                                    34
  Multi-family                                                       2,631
  Commercial                                                            11
  Consumer                                                88           235
                                                ----------------------------
    Total loan charge offs                               122         2,877
                                                ----------------------------

Loan recoveries
  Real estate mortgage
   Multi-family                                                          3
  Commercial                                              17             3
  Consumer                                                18            26
                                                ----------------------------
    Total loan recoveries                                 35            32
                                                ----------------------------

Net charge offs                                           87         2,845

Reclassifications

Provision for loan losses                                 75         1,345
                                                ----------------------------

Allowance for loan losses at end of period         $   2,009     $   2,021
                                                ============================

Ratio of net charge  offs to average
  loans outstanding during period                      0.34%         5.20%
                                                ============================

Ratio of provision for loan losses to
  average loans outstanding during period              0.29%         2.46%

                                                ============================

Ratio of allowance for loan losses to
  total loans outstanding at year end                  1.87%         2.04%
                                                ============================

Average amount of loans
   outstanding for the period                       $102,492      $108,455
                                                ============================

Amount of loans outstanding
   at end of period                                 $107,257       $98,940
                                                ============================

The allowance for loan losses was $2.0 million at March 31, 2000 and December 31, 1999. Net loan charge-offs were $87,000 or .34% of average loans for the three months ended March 31, 2000 compared to $2.8 million or 5.20% of average loans for the six months ended December 31, 1999. During the six months ended December 31, 1999, Fidelity reevaluated some of the loans that it had previously established reserves for in fiscal 1998 and charged off $2.8 million in loans. In addition, it was determined a $3.2 million loan originated for the financing of a hotel was not meeting its cash flow projections, and thus was classified. This substandard classification resulted in an approximate $470,000 increase in the allowance for loan losses. Based on recent loss experience in United's consumer loan portfolio originated prior to 1999, United increased the allowance for loan losses to $496,000 at December 31, 1999, or approximately 1.5% of consumer loans outstanding.

During the six months ended December 31, 1999 an additional provision for letter of credit losses of $1.1 million was recognized due to deterioration in the affordable housing portfolio compared to none at March 31, 1999 and March 31, 2000.

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44.5 million at March 31, 2000 and December 31, 2000. Specific allocations for letters of credit totaled 6.5% of outstanding letters of credit at March 31, 2000 compared to 5.5% at December 31, 1999. Management is not currently aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of March 31, 2000.

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at March 31, 2000 and at December 31, are as follows:

Allocation of Amount
                                              March 31,    December 31,
                                                 2000          1999
-------------------------------------------------------------------------
                                                   (in thousands)
Real Estate Mortgage:
  Conventional and home equity                  $   70       $   103
  Multi-family                                     491           482
Consumer                                           501           496
Commercial                                         947           940
                                            -----------------------------

    Total                                       $2,009        $2,021
                                            =============================

Percentage of Loans to Total Loans
                                              March 31,    December 31,
                                                 2000          1999
-------------------------------------------------------------------------
Real Estate Mortgage
  Conventional and home equity                    52.1%         51.3%
  Multi-family                                     5.4           3.7
Consumer                                          31.2          30.3
Commercial                                        11.3          14.7
                                            -----------------------------
    Total                                        100.0%        100.0%
                                            =============================


Investment Securities
United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee, which is responsible for keeping the investment policy current.

At March 31, 2000, the investment portfolio represented 14.6% of Fidelity's assets, compared to 14.2% at December 31, 1999, and is managed in a manner designed to meet the Board's investment policy objectives. During fiscal 1999 due to continued reductions in the loan portfolio, the excess liquidity was reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At March 31, 2000, the entire investment portfolio was classified as available for sale. The net unrealized loss at March 31, 2000, which is included as a component of stockholders' equity, was $556,000 and was comprised of gross losses of $921,000 and a tax benefit of $365,000. The decrease in the unrealized loss was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

The following table sets forth the components of United's available-for-sale investment portfolio as of March 31, 2000 and December 31, 1999:

                                                     March 31,   December 31,
                                                       2000         1999
-----------------------------------------------------------------------------
                                                        (in thousands)
  Federal agency securities
  Federal Home Loan Mortgage Corporation
     mortgage-backed securities                       $  977      $  1,043
  Federal National Mortgage Association
     Mortgage-backed securities                        1,311         1,377
  Government National Mortgage Association
     mortgage-backed securities                       21,523        21,885

                                                 ----------------------------

      Total securities available for sale            $23,811       $24,305
                                                 ============================

For the three months ended March 31, 2000, United's investment securities portfolio decreased by $494,000 to $23.8 million compared to $24.3 million at December 31, 1999. The current year's decrease is the result of maturities and paydowns received during the three months. United holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase.

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

Average deposits increased by $1.1 million during the first three months of 2000. The increase came primarily in the area of core certificates of deposit, for which the average balance increased $8.7 million but was offset by a decrease in NOW accounts and agent-acquired certificates of deposit of $2.0 million and $4.9 million, respectively. According to the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source. Agent-acquired certificates of deposit were acquired at rates higher than the current local market for retail deposits, but generally below rates charged for FHLB advances.


The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the years ended March 31, 2000 and the year ended December 31, 1999.

                                            March 31,        December 31,
                                              2000               1999
Average Deposits                         Amount   Rate      Amount    Rate
---------------------------------------------------------------------------
                                                  (in thousands)

Demand                                  $  5,793          $  6,097
NOW accounts                              17,122  3.28%     19,107    3.39%
Money market accounts                      2,295  1.99       2,545    2.03
Savings accounts                           4,416  2.09       4,657    2.26
Certificates of deposit                   87,021  5.72      78,329    5.60
Agent-acquired certificates of deposit    13,286  5.92      18,147    5.88
                                       ---------          --------

        Totals                          $129,933  4.97%   $128,882    4.85%
                                       =========          ========


Borrowings
Fidelity's long-term debt decreased $516,000 for the first three months of 2000 primarily due to paydowns on FHLB advances secured by specific single-family loans. With the current dividend restrictions in the Supervisory Agreement, a $2.0 million loan was obtained in fiscal 1999 to meet anticipated cash requirements of the parent company. Alternate funding sources for United were provided by loan sales and loan payoffs, as well as through retail deposits for United. In the following table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company and total $14.4 million.

The following table summarizes Fidelity's borrowings as of March 31, 2000 and December 31, 1999.

                                                                          March 31,     December 31,
(dollars in thousands)                                                       2000           1999
------------------------------------------------------------------------------------------------------

Note payable, 8.48% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
  multi-family mortgages                                                  $     982            985
Note payable, 8.48% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
  multi-family mortgages                                                      1,505          1,510
Note payable, 9.50%, interest paid quarterly, due June 2001,
  secured by United stock                                                     2,000          2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
  due April 2001, unsecured                                                   1,476          1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
  due January 2002, unsecured                                                 1,494          1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
  due June 2005, unsecured                                                    7,000          7,000
Federal Home Loan Bank advances, due at various dates through
  2002 (weighted average rates of 6.58% and 6.59% at March 31, 2000
  and December 31, 1999)                                                      8,531          9,039
                                                                        ------------------------------

      Total long-term debt                                                  $22,988        $23,504
                                                                        ==============================


Capital Resources
Fidelity's stockholders' equity increased $51,000 to $5.5 million at March 31, 2000, compared to $5.4 million at December 31, 1999. The change in stockholders' equity was accounted for by a net loss of $168,000 and a decrease in the in the net unrealized loss on securities available for sale of $219,000.

At March 31, 2000, actual and required minimum levels of regulatory capital for United were as follows:

                                     (Dollars in Thousands)

                   Actual                   Required
                   Amount       Percent     Amount       Percent      Excess
                  -----------------------------------------------------------
Core               $11,215       7.2%         $4,702       3.0%       $6,513
Tangible           $11,215       7.2%         $2,351       1.5%       $8,864
Risk-based         $17,735      13.7%        $10,380       8.0%       $7,355


Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios have exceeded each of these levels. The leverage ratio was 7.2% for the three months ended March 31, 2000 and 6.8% for December 31, 1999, tier I capital to risk-weighted assets was 8.6% and 9.1%
and total capital to risk-weighted assets was 13.7% and 14.3% at March 31, 2000 and December 31, 1999, respectively. Book value per share, including unrealized losses on investment securities, increased to $1.74 at March 31, 2000, compared to $1.72 three months earlier.

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At March 31, 2000 and December 31, 1999, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates.

Liquidity
Fidelity's principal source of income and funds is dividends from United and is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

Fidelity in late fiscal 1999, obtained additional financing of $2.0 million to cover operating costs, debt reduction for three affordable housing developments, and servicing of debt at the holding company level. Absent potential sources of liquidity available to the holding company including the potential issuance of additional stock, potential execution of additional debt financing, and dividends from United (with OTS approval), the holding company may deplete its available cash during calendar 2000. Management is progressing on a proposed stock issuance to Pedcor and believes the issuance will be completed before available cash is depleted, although it cannot provide any assurance due to required regulatory and shareholder approvals that must be obtained.

United is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. Currently, liquid assets must equal at least four percent of net withdrawable savings plus borrowings payable upon demand or due within one year or less. As of March 31, 2000 and December 31, 1999, United's liquidity ratios were 24.0% and 31.4%. United's significant increase in liquidity at December 31, 1999 was the result of United's cash contingency plan for Year 2000. As a result, United has reduced the liquidity during the first quarter of 2000. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for United's operations.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United decreased its borrowings from the FHLB from $12.5 million at June 30, 1999, to $8.5 million at March 31, 2000. Fidelity has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

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

                                             FIDELITY FEDERAL BANCORP



Date: MAY 12, 2000                           By: /s/ M. BRIAN DAVIS
      ----------------------                    ---------------------
                                                M. Brian Davis
                                                President and CEO



                                             By: /s/ DONALD R. NEEL
                                                ---------------------
                                                Donald R. Neel,
                                                Executive Vice President, CFO
                                                and Treasurer
                                                (Principal Financial Officer)

                                  Exhibit Index


Reg. S-K

Exhibit No.                              Description of Exhibit         Page
----------------------------------------------------------------------------
   27                                    Financial Data Schedule          30