Form 10-Q
period 2000-06-30
FIDELITY FEDERAL BANCORP
filed 2000-08-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 2000



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

                                 YES           NO   X
                                      ---          ---

As of August 7, 2000, there were 4,607,659 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 30.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                           Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance sheet..................................     3

   Condensed Consolidated Statement of Income............................     4

   Condensed Consolidated Statement of Stockholders' Equity..............     5

   Condensed Consolidated Statement of Cash Flows........................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
          and Financial Condition ....................................... 11-24

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk..... 24-26

PART II - OTHER INFORMATION..............................................    27

SIGNATURES...............................................................    29

EXHIBIT INDEX............................................................    30

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Condensed Consolidated Balance Sheet
                      (In thousands except for share data)
                                   (Unaudited)

                                                     June 30,   December 31,
                                                       2000         1999
                                                    ---------   ------------
Assets
Cash and due from banks                             $   1,455    $   8,003
Interest-bearing demand deposits                        7,789       22,911
                                                    ---------    ---------
   Cash and cash equivalents                            9,244       30,914
Investment securities available for sale               22,615       24,305
Loans, net of allowance for loan losses of $1,812
   and $2,021                                         108,282       96,919
Premises and equipment                                  5,459        5,727
Federal Home Loan Bank of Indianapolis stock            3,920        3,920
Deferred income tax receivable                          5,610        5,372
Interest receivable and other assets                    5,719        4,300
                                                    ---------    ---------
   Total assets                                     $ 160,849    $ 171,457
                                                    =========    =========

Liabilities
Deposits
   Non-interest bearing                             $   5,634    $   6,593
   Interest-bearing                                   113,726      128,423
                                                    ---------    ---------
      Total deposits                                  119,360      135,016
Short-term borrowings                                      97           89
Long-term debt                                         24,953       23,504
Advances by borrowers for taxes and insurance             368          409
Valuation allowance for letters of credit               5,802        5,787
Other liabilities                                         750        1,225
                                                    ---------    ---------
   Total liabilities                                  151,330      166,030

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
   Authorized - 5,000,000 shares
     Issued and Outstanding - 4,607,659 and
       3,147,662 shares                                 4,608        3,147
Additional paid in capital                             13,674       10,869
Stock warrants                                             11           11
Accumulated deficit                                    (8,126)      (7,825)
Accumulated other comprehensive loss                     (648)        (775)
                                                    ---------    ---------
      Total stockholders' equity                        9,519        5,427
                                                    ---------    ---------

Total liabilities and stockholders' equity          $ 160,849    $ 171,457
                                                    =========    =========

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Condensed Consolidated Statement of Income
                   (In thousands, except for per share data)
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                             2000           1999           2000           1999
                                                             ----           ----           ----           ----
Interest Income
   Loans receivable                                       $     2,412    $     2,443    $     4,602    $     5,166
   Investment securities - taxable                                385            426            786            684
   Deposits with financial institutions                           150            192            454            482
   Other dividend income                                           78             78            156            170
                                                          -----------    -----------    -----------    -----------
      Total interest income                                     3,025          3,139          5,998          6,502
                                                          -----------    -----------    -----------    -----------

Interest Expense
   Deposits                                                     1,508          1,658          3,117          3,475
   Short-term borrowings                                            1              1
   Long-term debt                                                 490            533            977          1,081
                                                          -----------    -----------    -----------    -----------
      Total interest expense                                    1,999          2,192          4,094          4,556
                                                          -----------    -----------    -----------    -----------

Net interest income                                             1,026            947          1,904          1,946
   Provision (adjustment) for loan losses                         100            116            175           (288)
                                                          -----------    -----------    -----------    -----------
Net interest income after provision for loan losses               926            831          1,729          2,234
                                                          -----------    -----------    -----------    -----------

Non-interest income
   Fee income-apartment management                                 44             46             88            100
   Service charges on deposit accounts                             63            100            140            204
   Net gains on loan sales                                          6             31             13            120
   Letter of credit fees                                          121            146            266            291
   Real estate investment banking fees                             15              5             32             21
   Agent fee income                                                39              -             46              7
   Title fee income                                                 6              9             12             23
   Servicing fees on loans sold                                    27             27             55             48
   Release fees on multifamily loans                               10             20             12             30
   Other income                                                    45             75            146            185
                                                          -----------    -----------    -----------    -----------
      Total non-interest income                                   376            459            810          1,029
                                                          -----------    -----------    -----------    -----------

Non-interest expense
   Salaries and employee benefits                                 782            797          1,545          1,663
   Net occupancy expense                                           92            101            184            185
   Equipment expense                                               64             81            132            149
   Data processing expense                                         82            106            166            211
   Deposit insurance expense                                       65             65            124            137
   Legal and professional fees                                     98            115            232            202
   Advertising                                                     53             53             83            100
   Letter of credit valuation provision                                         (750)                         (715)
   Valuation allowance - affordable housing investments            21            421             41            504
   Other expense                                                  422            385            843            813
                                                          -----------    -----------    -----------    -----------
      Total non-interest expense                                1,679          1,374          3,350          3,249
                                                          -----------    -----------    -----------    -----------

Income (loss) before income tax                                  (377)           (84)          (811)            15
   Income tax benefit                                            (244)          (137)          (510)          (173)
                                                          -----------    -----------    -----------    -----------
Net Income (loss)                                         $      (133)   $        53    $      (301)   $       188
                                                          ===========    ===========    ===========    ===========

Per share:
   Basic earnings (loss) per share                        $     (0.04)   $      0.02    $     (0.09)   $      0.06
   Diluted earnings (loss) per share                            (0.04)          0.02          (0.09)          0.06
   Average common and common equivalent
      shares outstanding                                    3,853,595      3,147,662       3,500,629     3,147,662

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                              Six Months Ended
                                                   June 30,
                                               2000       1999
                                               ----       ----
Beginning Balances                           $ 5,427    $ 8,036
Comprehensive income:
   Net income (loss)                            (301)       188
   Other comprehensive income net of tax--
      Unrealized gain (loss) on securities       127       (410)
                                             -------    -------
      Comprehensive income                      (174)      (222)
   Issuance of stock                           4,266
                                             -------    -------

Balances, June 30                            $ 9,519    $ 7,814
                                             =======    =======

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                    Six months ended
                                                                        June 30
                                                                    2000        1999
                                                                    ----        ----
Operating Activities
Net cash used by operating activities                              (2,142)        (45)

Investing Activities
   Purchases of securities available for sale                                 (17,196)
   Proceeds from maturities of securities available for sale        1,868       2,283
   Net change in loans                                            (11,509)     22,595
   Purchases of premises and equipment                                (21)       (195)
   Proceeds from sale of premises and equipment                       108           7
                                                                 --------    --------
Net cash provided (used) by investing activities                   (9,554)      7,494

Financing Activities
   Net change in:
      Noninterest-bearing, interest-bearing demand and
        savings deposits                                           (2,424)     (1,689)
      Certificates of deposit                                     (13,232)    (20,362)
      Short-term borrowings                                             8          (7)
   Repayment of long-term debt                                      1,449         936
   Issuance of stock                                                4,266
   Net change in advances by borrowers for taxes and insurance        (41)        (20)
                                                                 --------    --------
Net cash used by financing activities                              (9,974)    (21,142)

Net change in Cash and Cash Equivalents                           (21,670)    (13,693)
Cash and Cash Equivalents, beginning of period                     30,914      29,960
                                                                 --------    --------
Cash and Cash Equivalents, end of period                         $  9,244    $ 16,267
                                                                 ========    ========

Additional Cash Flows and Supplementary information
   Interest paid                                                 $  4,165    $  4,601

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o       Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements.

o       Stockholders' Equity

In connection with Fidelity's first debt and equity rights offering completed on April 30, 1994, Fidelity has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At June 30, 2000, a total of 397,218 shares originally reserved had been issued and 18,282 remained reserved and unissued.

In connection with Fidelity's second debt and equity rights offering completed January 31, 1995, Fidelity has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At June 30, 2000, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

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

United has entered into a Supervisory Agreement ("Agreement") with the Office of Thrift Supervision ("OTS"). One of the provisions of the Agreement restricts the payments of dividends from United to Fidelity without prior written OTS approval. The OTS, in 1999, permitted the payment of dividends to assist Fidelity in meeting interest payments on its outstanding debt; however, there can be no assurance that this approval will be granted going forward. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.

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

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, and managing affordable housing projects. Currently, they are involved only in the business of owning and managing affordable housing properties. As of May 19, 2000, a subsidiary of Pedcor Holdings, LLC, started providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital Corporation has earned fees by providing real estate mortgage banking services to unaffiliated borrowers since 1994. Village Capital has not provided these type of services for the past two years and is currently not anticipating any new activity in the near future. Another subsidiary of United, Village Insurance Corporation, is engaged in the business of selling credit life and accident health insurance in conjunction with bank lending activities.

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

Under the terms of the Agreement, United developed and submitted to the OTS for approval a strategic plan which includes, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning.

The agreement indicated, United must, among other things, take other specified actions within specified time frames. These actions include, among others; the development of and adherence to a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient allowances for loan and lease losses; quarterly reporting to the OTS relating to classified assets and workout plans; restriction of its growth in total assets to an amount not in excess of an amount equal to the net interest credited on deposit liabilities without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 25 percent of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address its operation and methods for risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of fully staffed and functioning internal audit and independent loan review processes.

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

Management of United has taken or is refraining from taking, as applicable, the actions requested by the OTS and at June 30, 2000, was in compliance with the conditions of its Supervisory Agreement, except for the following: meeting December 31, 1999 capital targets and meeting its target level of classified assets to core capital plus the allowance for loan loss of 50% or less by December 31, 1999. Total classified (substandard and doubtful) assets declined by approximately $14.6 million from $26.3 million at September 30, 1998 to $11.7 million at June 30, 2000. However, United was unable to meet the 50% target using post-examination December 31, 1999, and June 30, 2000 regulatory capital and Thrift Financial Report classified assets. The Board and management are continuing to work strenuously toward this target.

o       Capital Infusion

On January 21, 2000 Fidelity signed a definitive stock purchase agreement as amended and restated on April 6, 2000, to sell 1,460,000 shares of its common stock to Pedcor Holdings, a limited liability company ("Pedcor"). One of the principals of Pedcor, Bruce A. Cordingley, was a director of Fidelity until his resignation as a director in December 1999.

On May 19, 2000, the shareholders ratified the approval of the stock purchase agreement. The consideration paid by Pedcor included $3,000,000 in cash ($3.00 per share), a five-year guarantee to United in an aggregate amount up to $1,500,000 against any negative cash flow from operations of certain specified affordable housing properties in United's portfolio and an agreement to provide management and certain accounting services for the specified properties for ten years at no fee to United or Fidelity. In addition, three Pedcor principals (including Cordingley) were named to Fidelity's board of directors.

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

Three months ended                                   Real Estate
June 30, 2000                              Banking    Management  Eliminations     Total
-------------------------------------------------------------------------------------------
Interest income                          $   3,025    $       2    $      (2)   $   3,025
Other income                                   321           62           (7)         376
Interest expense                             1,999            2           (2)       1,999
Other expense                                1,563          123           (7)       1,679
Provision (adjustment) for loan losses         517         (417)           -          100
Income (loss) before tax                      (732)         355            -         (377)
Income tax expense (benefit)                  (361)         117            -         (244)
Total assets                               161,457        2,827       (3,435)     160,849
Capital expenditures                             7            -            -            7
Depreciation and amortization                   87            2            -           89

Three months ended                                   Real Estate
June 30, 1999                              Banking    Management  Eliminations     Total
-------------------------------------------------------------------------------------------
Interest income                          $   3,131    $       2    $       6    $   3,139
Other income                                   398           71          (10)         459
Interest expense                             2,184            2            6        2,192
Other expense                                  825          559          (10)       1,374
Provision (adjustment) for loan losses         (64)         180            -          116
Income (loss) before tax                       583         (667)           -          (84)
Income tax expense (benefit)                   152         (289)           -         (137)
Total assets                               172,859        2,975       (3,581)     172,253
Capital expenditures                           132            3            -          135
Depreciation and amortization                   96            3            -           99

Six months ended                                     Real Estate
June 30, 2000                              Banking    Management  Eliminations     Total
-------------------------------------------------------------------------------------------
Interest income                          $   5,998    $       4    $      (4)   $   5,998
Other income                                   697          130          (17)         810
Interest expense                             4,094            4           (4)       4,094
Other expense                                3,116          252          (17)       3,351
Provision (adjustment) for loan losses         592         (417)           -          175
Income (loss) before tax                    (1,106)         295            -         (811)
Income tax expense (benefit)                  (579)          69            -         (510)
Total assets                               161,457        2,827       (3,435)     160,849
Capital expenditures                            21            -            -           21
Depreciation and amortization                  177            4            -          181

Six months ended                                     Real Estate
June 30, 1999                              Banking    Management  Eliminations     Total
-------------------------------------------------------------------------------------------
Interest income                          $   6,502    $       3    $      (3)   $   6,502
Other income                                   893          156          (20)       1,029
Interest expense                             4,548           11           (3)       4,556
Other expense                                2,580          689          (20)       3,249
Provision (adjustment) for loan losses        (604)         316            -         (288)
Income (loss) before tax                       872         (857)           -           15
Income tax expense (benefit)                   216         (389)           -         (173)
Total assets                               172,859        2,975       (3,581)     172,253
Capital expenditures                           192            3            -          195
Depreciation and amortization                  193            6            -          199

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

o       Results of Operations

The net loss for the three months ended June 30, 2000 was $133,000, compared to net income of $53,000 for the same period last year. Basic and diluted net loss per share was $.04 per share for the three months ended June 30, 2000, compared to net income of $0.02 per share in 1999. The net loss for the six months ended June 30, 2000 was $301,000 compared to net income of $188,000 for the same period last year. Basic and diluted net loss per share was $0.09 per share for the six months ended June 30, 2000, compared to net income of $0.06 per share in 1999. Interest income decreased $504,000 from the prior year primarily due to payoffs in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. An increase in consumer loan activity helped offset a portion of the decrease in interest income. Consumer loan interest income increased $239,000 for the six months ended June 30, 2000. Interest expense decreased approximately $463,000 due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, Fidelity's assets have decreased $10.6 million from December 31, 1999 to $160.9 million at June 30, 2000. Non-interest income for the six months ended June 30, 2000, decreased $219,000 from the six months ended June 30, 1999 primarily due to a decrease in mortgage loan origination volume and service charges collected on deposit accounts. Non-interest expense increased $101,000 to $3.4 million due primarily to the prior year's letter of credit valuation provision of ($715,000), and a decrease in the valuation allowance for affordable housing investments of $463,000. A reduction in total headcount resulted in a decrease in salaries and employee benefits of $118,000 for the six months ended June 30, 2000 compared to the prior period,

Net Interest Income
Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity's interest rate-sensitive assets and liabilities. The net interest margin increased during the six month period to 2.58% from 2.30% a year ago. Despite the $28.2 million dollar decrease in average earning assets for the six months ended June 30, 2000, net interest income decreased $42,000 to $1,904,000 for the six months ended June 30, 2000. For the quarter ended June 30, 2000 net interest income increased $79,000 over the quarter ended June 30, 1999. Fidelity's reduction in average earning assets was composed of reductions in fixed rate 1-4 family mortgage loans, multifamily loans and commercial real estate loans. Average real estate mortgage loans have decreased $6.6 million, resulting in a decrease of $240,000 in interest income. Average multifamily and commercial real estate loans also decreased $15.2 million due to continued workout efforts, resulting in a decrease of interest income of $438,000. Certificates of deposit and borrowings partially offset this reduction in assets with a decrease of $10.9 million in certificates and $3.5 million in borrowings. This resulted in decreased interest expense, of $310,000 and $105,000, respectively. Interest income for the six months ended June 30, 2000 was $6.0 million compared to $6.5 million for the six months ended June 30, 1999, a decrease of $500,000 or about 7.7%. Interest expense for the six months ended June 30, 2000 was $4.1 million compared to $4.6 million for the six months ended June 30, 1999, a decrease of $500,000 or 10.9%. These decreases were partially offset by a $6.2 million increase in average consumer loans, resulting in an increase of interest income of $239,000. The decrease in commercial and multifamily loans is expected to continue during the time that United operates under the Supervisory Agreement. Please refer to the footnote "Other Restrictions" in the Notes to Consolidated Financial Statements for further details.

Despite management's efforts, the net interest margin is expected to be relatively constant or decline during the term of the Supervisory Agreement between United and the OTS, due to certain lending restrictions.

The increase in the net interest margin during the six months ended June 30, 2000 came despite the Supervisory Agreement between United and the OTS, and the resulting lending restrictions. There can be no assurance that the net interest margin can continue to increase at the same rate.

Provision for Loan Losses and Letter of Credit Reserves

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the six months ending June 30, 2000 was $175,000 compared to a credit of $288,000 in the prior year, an increase of $463,000. During the six months ended June 30, 1999 Fidelity reduced its allowance for loan losses and letters of credit valuation reserve due to full pay-offs on large, impaired loans that Fidelity had previously provided reserves for. The current quarter and six months provision for loan losses was primarily associated with the consumer loan portfolio due to losses on loans originated prior to January 1999. The ratio of allowance for loan losses to non performing loans was 139.6% at June 30, 2000 compared to 180.0% at December 31, 1999.

Specific reserves are assigned to certain credits. The reserves are determined by management's evaluation of those credits. The results of internal loan reviews, OTS evaluations and recent events assist Fidelity in making that evaluation. The independent support for the allowance for loan losses and letters of credit valuation reserve includes documentation that supports the amount of recorded reserves for these credits.

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

Non-interest income. Non-interest income for the quarter ended June 30, 2000, was $376,000 compared to $459,000 for the same period in 1999, a decrease of $83,000. Non-interest income for the six months ended June 30, 2000, was $810,000 compared to $1,029,000 for the same period in 1999, a decrease of $219,000.

Non-interest income
-------------------
(in thousands)
                                     Six  Months Ended
                                          June 30,      Increase
                                       2000     1999   (Decrease)
                                       ----     ----   ----------
Fee income-apartment management       $   88   $  100   $  (12)
Service charges on deposit accounts      140      204      (64)
Gain on sale of real estate loans         13      120     (107)
Gain on sale of fixed assets              13                13
Letter of credit fees                    266      291      (25)
Servicing fees on loans sold              55       48        7
Release fees on multifamily loans         12       30      (18)
Real estate investment banking fees       32       21       11
Agent fee income                          46        7       39
Title fee income                          12       23      (11)
Rate cap fee                              10       21      (11)
Reborrowing fee                           12       50      (38)
Other                                    111      114       (3)
                                      ------   ------   ------
 Total non-interest income            $  810   $1,029   $ (219)
                                      ======   ======   ======

Fidelity's level of activity in Section 42 real estate activities has continued to decrease. Fidelity has recorded no Section 42 real estate development fees over the past three years. Fee income from management activities for the six months ended June 30, 2000 decreased approximately $12,000 due to a reduction in the rate charged for apartment management. The stock purchase agreement approved by shareholders on May 19, 2000 calls for Pedcor to provide management services to the affordable housing property at no fee to the property or Fidelity. Therefore no management fees will be collected in the future by Fidelity's subsidiary, Village Management Corporation and expenses will also no longer be incurred to manage these properties. Service charges on deposit accounts decreased $64,000 for the six months ended June 30, 2000, compared to the prior fiscal year due to the collectability of previously accrued fee income. Gains on sale of real estate loans decreased $107,000 to $13,000 during the six months ending June 30, 2000 due to a volume-driven decrease in mortgage loan sales. Gain on sale of fixed assets increased $13,000 over the six months ending June 30, 1999 due to Fidelity selling equipment no longer in use. Letter of credit fees decreased $25,000 from the prior year due to a decrease in outstanding letters of credit and collectability on certain letters of credit. Release fees on multifamily loans decreased $18,000 due to the decrease in the number of units sold during the first six months of 2000 compared to last year at this time. Agent fee income increased $39,000 over the prior year due to increased activity in the consumer indirect lending area. Title fee income decreased $11,000 compared to the six months ended June 30, 1999. The decrease is primarily due to a decrease in loan volume compared to last year. Reborrowing fees decreased $38,000 from last year due to Fidelity's continuation of exiting the affordable housing and multifamily segment. Fees associated with this segment will continue to decrease each year.

Non-Interest Expense
Non-interest expense increased $305,000 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. This increase was associated with income recognition of $300,000 in provisions for letters of credit, and partnership investment valuations June 30, 1999. Non-interest expense increased $102,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

The following table summarizes non-interest expense for the six months ending June 30, 1999 and 2000:

                                             Six Months Ended
                                                  June 30
                                   -------------------------------------
                                                              Increase
                                     2000          1999      (Decrease)
                                     ----          ----      ----------

Salaries and employee benefits      $1,545       $1,663      $  (118)
Letter of credit valuation
  provision                                        (715)         715
Write down of affordable housing
  Partnership investments               41          504         (463)
Legal and professional                 232          202           30
Occupancy expense                      184          185           (1)
Equipment expense                      132          149          (17)
Data processing expense                166          211          (45)
Advertising                             83          100          (17)
Deposit insurance                      124          137          (13)
Correspondent bank charges              78           77            1
Printing and supplies                   43           52           (9)
Loss on investment                     146          122           24
Telephone                               61           32           29
Postage                                 51           45            6
Directors fees                          18           67          (49)
Credit Bureau expense                   28            6           22
Amortization of intangible assets       35                        35
Travel and lodging                      16           10            6
Other operating expense                367          402          (35)
                                   -------------------------------------

  Total non-interest expense        $3,350       $3,249         $101
                                   =====================================

Salaries and employee benefits decreased $118,000 due to staff reductions completed during the six months ended June 30, 2000. A portion of these savings result from the transition of affordable housing management to Pedcor for certain partnerships previously managed by Village Management Corporation. Last year, $715,000 of income was recognized as a letter of credit valuation provision compared to none during the six months ended June 30, 2000. This credit last year was offset partially by additional writedowns on affordable housing partnership investments totaling $504,000. Legal and professional fees increased by $30,000 to $232,000, primarily due to additional costs incurred for workout activities with respect to various classified assets. Equipment expense decreased $17,000 from the prior year due to a decrease in depreciation and equipment maintenance expense. Data processing expense for the six months ended June 30, 2000 decreased $46,000 from the same period last year due to the discontinuance of expenses connected with Y2K efforts. Advertising expense decreased $17,000 from the prior year due to a decrease in television advertising compared to the prior year. Deposit insurance decreased $13,000 from the prior year due to a decrease of $9.2 million in deposits since June 30, 1999. Fidelity recorded its percentage share of losses, for its investments in various affordable housing properties under the equity method of accounting. Fidelity's losses were $146,000 and $122,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. These writedowns are offset by tax credits received and recorded as reductions of income tax expense. Telephone expense increased $29,000 over last year due to the timing of invoices associated with switching telephone service providers and the data transmission enhancements associated with the new service. Directors fees decreased $49,000 for the six months ended June 30, 2000 due to a reduction in monthly board fees paid to directors. Credit bureau expense increased $22,000 from the prior year due to an increase in consumer loan activity. In conjunction with the stock sale to Pedcor Holdings, LLC, intangible assets totaling $1.3 million were created. Amortization of these assets resulted in expense of $35,000 for the six months ended June 30, 2000 compared to none last year. Other operating expense decreased from 1999 by $35,000. Management continues to monitor expenses closely.

Income Tax Benefit
The income tax benefit was $510,000 for the six months ending June 30, 2000 compared to $173,000 in the same period last year, primarily due to a decrease in taxable income. Included in the tax benefit of $510,000 for the six months ending June 30, 2000 are tax credits of $193,000. These credits are received from Fidelity's investment in affordable housing properties and comprise a portion of the return on these investments. Fidelity also receives the tax benefit of its percentage of the operating losses for those projects. Some of the benefits associated with these tax credits are partially offset by reductions of the investment in the affordable housing properties, which are included in the above table under the caption "Loss on Investment". The effective tax rate for the six months ended June 30, 2000, was 62.9%, due to the benefits accrued for the tax credits.

Consideration of the need for a valuation allowance for the deferred tax asset was made at June 30, 2000 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in a newly developed business plan, cost reductions, planned sale of a portion of United's limited partnership interests and the completion of Fidelity's transaction with Pedcor Holdings, LLC on May 19, 2000. Please refer to the footnote, Capital Infusion, for further details regarding the Pedcor transaction. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan, sell approximately 50% of its limited partnership interests (reducing tax credits granted annually) and then achieve 5 to 10% growth in annual earnings thereafter. The level of earnings contemplated by these analyses, if achieved, will still constitute, for the majority of the carry forward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. The analyses used to help consider the need for a valuation allowance for the deferred tax asset are subject to certain risks and uncertainties that could impact the final determination regarding the amount of the valuation allowance. Fidelity is currently working towards the goals used in its projections, however these risks include the failure to implement the newly developed business plan including cost reductions, or the failure to execute the planned sale of United's limited partnership interests.


Financial Condition
Total assets at June 30, 2000 decreased $10.6 million to $160.8 million from $171.5 million in December 1999. Average assets for the six months ended June 30, 2000 decreased 14.2% from 1999 to $164.3 million. Interest-bearing liabilities at June 30, 2000 decreased $13.8 million as Fidelity used loan payoff proceeds to reduce borrowings and agent-acquired certificates of deposit, which represent a higher-cost source of funds for Fidelity.

The decrease in total assets is primarily the result of loan payoffs, refinancing and payments received on commercial, multifamily and fixed 1-4 family mortgage loans. Fidelity has continued to sell a portion of current production of fixed 1-4 family mortgages to investors in the secondary market, therefore the mortgage loan portfolio continues to decline.

Loans
The following table shows the composition of Fidelity's loan portfolio as of June 30, 2000 and December 31, 1999:

                                                          June               December
                                                          2000                 1999
----------------------------------------------------------------------------------------
Real estate mortgage loans
  First mortgage loans
    Conventional                                       $  48,815            $  48,845
    Construction                                           2,158                1,867
    Commercial                                             7,559                8,576
    Multi-family loans                                     3,648                3,629
    Home equity loans                                      5,942                5,567
    First mortgage real estate loans purchased             1,749                1,899
                                                     -----------------------------------
                                                          69,871               70,383
  Commercial loans, other than
     secured by real estate                                2,992                4,154
  Consumer loans                                          37,231               24,403
                                                     -----------------------------------
      Total loans                                        110,094               98,940
  Allowance for loan losses                               (1,812)              (2,021)
                                                     -----------------------------------

      Net loans                                         $108,282              $96,919
                                                     ===================================

      Total assets                                      $160,849             $171,457
                                                     ===================================

      Total loans to total assets                          68.4%                57.7%
                                                     ===================================

Fidelity sells a portion of its current production of 1-4 family loans, recording the gain or loss and using the proceeds to fund new products. As a result, conventional real estate mortgage loans continue to decrease.

Multi-family loans increased slightly over the prior year due to the conversion of multifamily construction loans to permanent loans. Fidelity continues to pursue refinancing opportunities for available outlets for the remaining classified multifamily loans, commercial loans and letters of credit.

Commercial real estate loans and commercial loans have continued to decline as a result of the Supervisory Agreement's restriction of new commercial lending. Refer to the "Other Restrictions" footnote for additional information. The focus of United's commercial lending department has been to develop action plans to minimize potential losses relating to its remaining classified commercial credits and its letter of credit exposure.

The increase in loans is primarily due to an increase in consumer loans of $12.8 million from December 31, 1999 to $37.2 million at June 30, 2000. Recent staff replacements to the consumer loan department in late 1999 have contributed to an increase in the automobile loans financed. The level of growth in the consumer loan portfolio during the first six months of 2000 is not expected to be repeated in the near future. Under the Supervisory Agreement, United's consumer loan growth is limited to 25% of its total assets. United is expected to increase sales of its loans to another financial institution, in which automobile loans are originated on their behalf and United earns a fee from these transactions. This process was started late in the second quarter of 2000.

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

The following table provides information on Fidelity's non-performing loans as of June 30, 2000 and December 31, 1999:

                                                           June 30,   December 31,
                                                             2000         1999
 ----------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
 Non-accrual loans
   Consumer                                                $  127
   Commercial                                                 149
   Real estate mortgage                                                 $   253
   Multi-family                                               478           229
                                                        ---------------------------
     Total non-accrual loans                                  754           482
 Restructured
   Consumer                                                   106            75
   Commercial                                                 119           118
                                                        ---------------------------
     Total restructured loans                                 225           193
 90 days or more past due and accruing
   Consumer                                                    35           135
   Commercial                                                 284           313
                                                        ---------------------------
     Total 90 days or more past due and accruing              319           448

                                                        ---------------------------
       Total non-performing loans                          $1,298        $1,123
                                                        ===========================

 Ratio of non-performing loans to total loans                1.18%         1.14%
                                                        ===========================

 Total loans                                              110,094        98,940
                                                        ===========================

Non-performing loans were 1.18% of total loans at June 30, 2000, as compared to 1.14% of total loans at December 31, 1999 and consisted primarily of commercial, mortgage and consumer loans. The increase in non-performing loans is due to an increase in multifamily and consumer loans. Multi-family affordable housing loans, for which specific and general reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. The ability of the multi-family loans to remain performing is in part due to general partner or other advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. There is no assurance that general partner advances will not be necessary in the future to support further cash flow deficits, or that Fidelity will not have to extend funds in order to protect its collateral position with respect to the loans. The likelihood of Fidelity having to make additional advances should be reduced in future periods due to the quarantees provided by Pedcor as part of its stock purchase.

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

Classified Assets and Letters of Credit
(In Thousands)

                                                      June 30,   December 31,
                                                        2000         1999

Classified assets                                      $8,504      $8,991
Classified letters of credit                           11,964      13,218
                                                      -------     -------

    Total classified assets/letters of credit         $20,468     $22,209
                                                      =======     =======

Classified assets and letters of credit of Fidelity totaled $20.5 million at June 30, 2000 compared to $22.2 million at December 31, 1999 and $40.7 million at June 30, 1999, a decrease of 7.7% and 49.6%, respectively. Classified assets and letters of credit were 119.5% and 167.8% of Fidelity's capital and reserves at June 30, 2000 and December 31, 1999, respectively. Classified assets and letters of credit were 50.9% and 72.0% of United's capital and reserves at June 30, 2000 and December 31, 1999, respectively. In addition to the classified assets and letters of credit, there were other assets and letters of credit totaling $19.0 million for which management was closely monitoring the borrowers' abilities to comply with payment terms.

Impaired loans are those that management believes will not perform under the original loan terms. At June 30, 2000 and December 31, 1999, Fidelity had impaired loans totaling $7.6 million compared to $16.5 million at June 30, 1999, a decrease of 53.9%. The large decrease in impaired loans recognizes Fidelity's ongoing efforts to reduce classified loans. The allowance for losses on such impaired loans totaled $951,000 and $1.1 million, which are included in Fidelity's allowance for loan losses at June 30, 2000 and December 31, 1999, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at June 30, 2000 and December 31, 1999 total $12.2 million, versus $21.0 million at June 30, 1999, a decrease of 41.9%. The valuation allowance on such impaired letters of credit totaled $5.8 million and is included in Fidelity's letter of credit valuation allowance at June 30, 2000 and December 31, 1999. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at June 30, 2000 and December 31, 1999:

                                                                 Six Months        Year
                                                                    Ended          Ended
----------------------------------------------------------------------------------------------
                                                                   June 30,     December 31,
                                                                     2000           1999
----------------------------------------------------------------------------------------------
                                                                       (in thousands)
Allowance for loan losses
   at beginning of period                                         $   2,021      $   3,521
                                                              --------------------------------
Loan charge offs
  Real estate mortgage                                                   80
  Multi-family                                                          135          2,631
  Commercial                                                             12             11
  Consumer                                                              196            235
                                                              --------------------------------
    Total loan charge offs                                              423          2,877
                                                              --------------------------------

Loan recoveries
  Real estate mortgage
   Multi-family                                                                          3
  Commercial                                                             17              3
  Consumer                                                               22             26
                                                              --------------------------------
    Total loan recoveries                                                39             32
                                                              --------------------------------

Net charge offs                                                         384          2,845

Provision for loan losses                                               175          1,345
                                                              --------------------------------

Allowance for loan losses at end of period                        $   1,812      $   2,021
                                                              ================================

Ratio of net charge offs to average loans
  outstanding during period                                           0.73%          5.20%
                                                              ================================

Ratio of provision for loan losses to average
  loans outstanding during period                                     1.13%          2.46%
                                                              ================================

Ratio of allowance for loan losses to total
  loans outstanding at year end                                       1.65%          2.04%
                                                              ================================

Average amount of loans
   outstanding for the period                                      $105,585       $108,455
                                                              ================================

Amount of loans outstanding
   at end of period                                                $110,094        $98,940
                                                              ================================

The allowance for loan losses was $1.8 million at June 30, 2000 compared to $2.0 million at December 31, 1999. Net loan charge-offs were $384,000 or 0.73% of average loans for the six months ended June 30, 2000 compared to $2.8 million or 5.20% of average loans for the six months ended December 31, 1999. During the six months ended June 30, 2000, Fidelity charged-off $135,000 of multifamily loans that reserves were previously provided for. Consumer loans charged-off totaled $196,000, primarily for loans originated prior to 1999.

During the six months ended December 31, 1999, Fidelity reevaluated some of the loans that it had previously established reserves for in fiscal 1998 and charged off $2.8 million of these loans. In addition, it was determined a $3.2 million loan originated for the financing of a hotel was not meeting its cash flow projections, and thus was classified. This substandard classification resulted in an approximate $470,000 increase in the allowance for loan losses. Based on recent loss experience, United increased its allowance for consumer loan losses to target between 1.25% and 1.5% of consumer loans outstanding.

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44.5 million at June 30, 2000 and December 31, 1999. Specific allocations for letters of credit totaled 9.0% of outstanding letters of credit at June 30, 2000 compared to 5.5% at December 31, 1999. Management is not currently aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of June 30, 2000.

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at June 30, 2000 and at December 31, 1999 are as follows:

Allocation of Amount
                                               June 30,    December 31,
                                                 2000          1999
------------------------------------------------------------------------
                                                   (in thousands)
Real Estate Mortgage:
  Conventional and home equity                    $102       $   103
  Multi-family                                     554           482
Consumer                                           491           496
Commercial                                         665           940
                                            ----------------------------

    Total                                       $1,812        $2,021
                                            ============================

Percentage of Loans to Total Loans
                                               June 30,    December 31,
                                                 2000          1999
------------------------------------------------------------------------
Real Estate Mortgage
  Conventional and home equity                    51.5%         51.3%
  Multi-family                                     3.3           3.7
Consumer                                          33.8          30.3
Commercial                                        11.4          14.7
                                            -----------------------------
    Total                                        100.0%        100.0%
                                            =============================

Investment Securities
United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee, which is responsible for keeping the investment policy current.

At June 30, 2000, the investment portfolio represented 14.1% of Fidelity's assets, compared to 14.2% at December 31, 1999, and is managed in a manner designed to meet the Board's investment policy objectives. During fiscal

1999 due to continued reductions in the loan portfolio, the excess liquidity was reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At June 30, 2000, the entire investment portfolio was classified as available for sale. The net unrealized loss at June 30, 2000, which is included as a component of stockholders' equity, was $648,000 and was comprised of gross losses of $1,073,000 and a tax benefit of $425,000. The decrease in the unrealized loss was caused by market interest rate changes during the period. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

The following table sets forth the components of United's available-for-sale investment portfolio as of June 30, 2000 and December 31, 1999:

                                                              June 30,    December 31,
                                                                2000         1999
--------------------------------------------------------------------------------------
                                                                 (in thousands)
  Federal Home Loan Mortgage Corporation
     mortgage-backed securities                                $  899      $  1,043
  Federal National Mortgage Association mortgage-backed
    securities                                                  1,207         1,377
  Government National Mortgage Association
     mortgage-backed securities                                20,509        21,885

                                                          ----------------------------

      Total securities available for sale                     $22,615       $24,305
                                                          ============================

For the six months ended June 30, 2000, United's investment securities portfolio decreased by $1.7 million to $22.6 million compared to $24.3 million at December 31, 1999. The current year's decrease is the result of maturities and paydowns received during the six months. United holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase.

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

Average deposits decreased by $2.9 million during the first six months of 2000. An increase in deposits came primarily in the area of core certificates of deposit, for which the average balance increased $6.4 million but was offset by a decrease in NOW accounts and agent-acquired certificates of deposit of $2.2 million and $6.5 million, respectively. According to the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source. Agent-acquired certificates of deposit were acquired at rates higher than the current local market for retail deposits, but generally below rates charged for FHLB advances.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the six months ended June 30, 2000 and December 31, 1999.

                                                   June 30,             December 31,
                                                     2000                   1999
Average Deposits                               Amount       Rate      Amount      Rate
----------------------------------------------------------------------------------------
                                                            (in thousands)
Demand                                       $   6,045              $   6,097
NOW accounts                                    16,859      3.27%      19,107     3.39%
Money market accounts                            2,226      1.99        2,545     2.03
Savings accounts                                 4,451      2.09        4,657     2.26
Certificates of deposit                         84,757      5.75       78,329     5.60
Agent-acquired certificates of deposit          11,677      5.92       18,147     5.88
                                            -------------          ------------

        Totals                                $126,015      4.96%    $128,882     4.85%
                                            =============          ============

Borrowings
Fidelity's long-term debt increased $1.4 million for the first six months of 2000 primarily due to a new $2.0 million FHLB advance for a 10 year term obtained in the second quarter of 2000, which was offset partially by paydowns on other FHLB advances secured by specific single-family loans. Alternate funding sources for United are provided by loan sales, loan payoffs, Federal Home Loan Bank advances as well as through retail deposits. In the following table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company both secured and unsecured, and total $14.5 million.

The following table summarizes Fidelity's borrowings as of June 30, 2000 and December 31, 1999.

                                                                           June 30,     December 31,
(dollars in thousands)                                                        2000          1999
------------------------------------------------------------------------------------------------------
Note payable, 8.49% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
  multi-family mortgages                                                    $   979            985
Note payable, 8.49% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
  multi-family mortgages                                                      1,501          1,510
Note payable, 9.50%, interest paid quarterly, due June 2001,
  secured by United stock                                                     2,000          2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
  due April 2001, unsecured                                                   1,476          1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
  due January 2002, unsecured                                                 1,494          1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
  due June 2005, unsecured                                                    7,000          7,000
Federal Home Loan Bank advances, due at various dates through
  2002 (weighted average rates of 6.49% and 6.59% at June 30, 2000
  and December 31, 1999)                                                     10,503          9,039
                                                                        ------------------------------

      Total long-term debt                                                  $24,953        $23,504
                                                                        ==============================


Capital Resources
Fidelity's stockholders' equity increased $4.1 to $9.5 million at June 30, 2000, compared to $5.4 million at December 31, 1999. The change in stockholders' equity was accounted for by a net loss of $301,000, a decrease in the net unrealized loss on securities available for sale of $127,000 and the sale of stock to Pedcor for $3.0 million (at $3.00 per share) and the issuance of additional $1.3 million in stock for cash flow deficit guarantees and property management services to be provided by Pedcor.

At June 30, 2000, actual and required minimum levels of regulatory capital for United were as follows:

                             (Dollars in Thousands)

                      Actual                   Required
                      Amount      Percent       Amount     Percent      Excess
                   -----------------------------------------------------------
Core                 $13,658        8.9%        $4,618       3.0%       $9,040
Tangible             $13,658        8.9%        $2,309       1.5%      $11,349
Risk-based           $18,182       13.9%       $10,490       8.0%       $7,692


Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios have exceeded each of these levels. The leverage ratio was 8.9% for the six months ended

June 30, 2000 and 6.8% for December 31, 1999, tier I capital to risk-weighted assets was 10.4% and 9.1% and total capital to risk-weighted assets was 13.9% and 14.3% at June 30, 2000 and December 31, 1999, respectively. Book value per share, including unrealized losses on investment securities, increased to $2.07 at June 30, 2000, compared to $1.72 at December 31, 2000.

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At June 30, 2000 and December 31, 1999, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates.

Liquidity
Fidelity's principal source of income and funds is dividends from United and is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

As previously discussed, the Pedcor transaction added an additional $3.0 million in cash at the holding company level. In addition, for 3 years following the approval of the stock purchase agreement, approved on May 19, 2000, Pedcor is entitled, but not required, under the terms of the Stock Purchase Agreement to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. For shares purchased in the first year following the closing, Pedcor will pay $3.00 per share. For shares purchased in the second and third year following the closing, Pedcor will pay the fair market value of the shares. Absent potential sources of liquidity available to the holding company including the potential issuance of additional stock to Pedcor, potential execution of additional debt financing, and dividends from United (with OTS approval), the holding company may deplete its available cash in June 2001. In addition to the potential exercise of Pedcor's option to purchase up to $5.0 million in additional stock, the Board of Directors is also considering common stock rights offering to existing shareholders on as-needed basis, as well as negotiating agreements to extend maturities on certain debt obligations coming due in 2001 and 2002. These actions, in the aggregate, should facilitate the acquisition of sufficient cash to meet projected cash flow shortfalls, if successful.

United is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. Currently, liquid assets must equal at least four percent of net withdrawable savings plus borrowings payable upon demand or due within one year or less. As of June 30, 2000 and December 31, 1999, United's liquidity ratios were 14.1% and 31.4%. United's significant increase in liquidity at December 31, 1999 was the result of United's cash contingency plan for Year 2000. As a result, United has reduced the liquidity during the first six months of 2000. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for United's operations.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United decreased its borrowings from the FHLB from $12.5 million at June 30, 1999, to $10.5 million at June 30, 2000. Fidelity has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

Item 3 - Asset/Liability Management--Quantitative and Qualitative Disclosures about Market Risk

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

Presented below, at March 31, 2000 and December 31, 1999, is an analysis of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At March 31, 2000 and December 31, 1999, 2% of the present value of United's assets was approximately $3.2 million and $3.4 million. Because the interest rate risk of a 200 basis point increase or decrease in market rates (using the larger number of a plus or minus 200 basis point shock) was $3.5 million at March 31, 2000 and $2.9 million at December 31, 1999, United would have been required to make a deduction from its total capital available to calculate its risk based capital requirement if the institution was required to file the CMR at March 31, 2000, but not at December 31, 1999. The increase in interest rate risk in the event of increased rates, from December 31, 1999 to March 31, 2000 is due to interest rate changes and a change in United's balance sheet mix.


                    Interest Rate Risk as of March 31, 2000
                    ---------------------------------------

                                 Net Portfolio Value                    NPV as Percent of Present
                                   (in thousands)                            Value of Assets
------------------------------------------------------------------------------------------------------
     Change           Dollar           Dollar         Percentage
    in Rates          Amount           Change           Change         NPV Ratio         Change
------------------------------------------------------------------------------------------------------
     + 300 bp          $9,754          $(5,424)          (36)%             6.46%        - 304 bp
     + 200 bp          11,630           (3,548)          (23)              7.55         - 194 bp
     + 100 bp          13,492           (1,685)          (11)              8.60         -  90 bp
         0 bp          15,177                                              9.50
     - 100 bp          16,316            1,139             8              10.06            56 bp
     - 200 bp          16,417            1,239             8              10.04            54 bp
     - 300 bp          16,356            1,179             8               9.93            43 bp

                   Interest Rate Risk as of December 31, 1999
                   ------------------------------------------

                                   Net Portfolio Value                    NPV as Percent of Present
                                      (in thousands)                           Value of Assets
------------------------------------------------------------------------------------------------------
      Change             Dollar          Dollar         Percentage
     in Rates            Amount          Change           Change            NPV            Change
------------------------------------------------------------------------------------------------------
      +300 bp           $10,879         $(4,685)             (30)%           6.75%        - 242 bp
      +200 bp            12,622          (2,942)             (19)            7.69         - 148 bp
      +100 bp            14,256          (1,308)              (8)            8.53         -  64 bp
         0 bp            15,564                                              9.17
      -100 bp            16,148             585                4             9.41            24 bp
      -200 bp            16,023             459                3             9.27            10 bp
      -300 bp            16,010             446                3             9.19             2 bp

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


ITEM 2 Changes in Securities and Use of Proceeds:
       ------------------------------------------
          Not applicable.


ITEM 3 Defaults Upon Senior Securities:
       --------------------------------
          Not applicable.


ITEM 4 Submission of Matters to a Vote of Security Holders:
       ----------------------------------------------------
          On May 19, 2000 at 8:30 AM, at Fidelity's subsidiary downtown offices at 18 N.W. Fourth Street, Evansville, Indiana, the Annual meeting of Shareholders was held in order to vote on seven matters.

          Matter 1 was to elect three directors to the Board of Directors to serve until their successors are duly elected and qualified. The vote tabulation for the election of Curt J. Angermeier was 2,788,531 for and 195,851 shares against; Donald R. Neel was 2,791,006 for and 195,913 shares against; Barry Schnakenburg was 2,755,524 for and 220,263 shares against.

          The following directors terms continued after the meeting; Curt J. Angermeier, William Baugh, Jack Cunningham, M. Brian Davis, Donald R. Neel and Barry A. Schnakenburg.

          Matter 2 was to approve the Stock Purchase Agreement. The vote tabulation for approval was 2,059,327 for, 213,538 against, and 10,956 shares abstained.

          Matter 3 was to increase the Authorized Shares. The vote tabulation for approval was 2,723,676 for, 228,151 against, and 15,702 shares abstained.

          Matter 4 was the removal of Cumulative Voting for Directors. The vote tabulation for approval 2,037,307 for, 213,078 against, and 28,356 shares abstained.

          Matter 5 was to reduce the Terms of Directors. The vote tabulation for approval was 2,070,460 for, 175,281 against, and 27,050 shares abstained.

          Matter 6 was to authorize additional provisions for removal of directors. The vote tabulation for approval was 2,207,943 for, 48,295 against and 22,454 shares abstained.

          Matter 7 was the ratification of the appointment of the auditor of Fidelity. The vote tabulation for Olive LLP was 2,924,585 for, 32,604 shares against, and 10,011 shares abstained.


ITEM 5 Other Information:
       ------------------
          None

ITEM 6 Exhibits and Reports on Form 8-K:
       ---------------------------------
          a.   The following exhibit is submitted herewith:
               27 Financial Data Schedule

          b.   A Form 8-K was filed on May 24, 2000.

               Fidelity reported the completion of the Pedcor transaction on May 19, following receipt of regulatory approval on May 4 and receipt of shareholder approval on May 19, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIDELITY FEDERAL BANCORP



Date: AUGUST 14, 2000                    By: /s/    M. BRIAN DAVIS
      ------------------                     ----------------------------
                                             M. Brian Davis
                                             President and CEO



                                         By: /s/ DONALD R. NEEL
                                             ----------------------------
                                             Donald R. Neel,
                                             Executive Vice President, CFO and
                                             Treasurer
                                             (Principal Financial Officer)

                                  Exhibit Index


Reg. S-K

Exhibit No.             Description of Exhibit                  Page
--------------------------------------------------------------------
   27                   Financial Data Schedule                   31