Form 10-Q
period 2000-09-30
FIDELITY FEDERAL BANCORP
filed 2000-11-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2000



                            FIDELITY FEDERAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Indiana                   0-22880              35-1894432
----------------------------       ----------          -------------
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

As of November 1, 2000, there were 4,607,659 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

Exhibit Index is on page 29.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                          Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheet................................     3

   Condensed Consolidated Statement of Income..........................     4

   Condensed Consolidated Statement of Stockholders' Equity............     5

   Condensed Consolidated Statement of Cash Flows......................     6

   Notes to Condensed Consolidated Financial Statements................     7

  ITEM 2--Management's Discussion and Analysis of Results of
          Operations and Financial Condition........................... 11-24

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk... 25-26

PART II - OTHER INFORMATION............................................    27

SIGNATURES.............................................................    28

EXHIBIT INDEX..........................................................    29

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Condensed Consolidated Balance Sheet
                      (In thousands except for share data)
                                   (Unaudited)

                                                             September 30, December 31,
                                                                  2000         1999
                                                                  ----         ----
Assets
Cash and due from banks                                        $   1,600    $   8,003
Interest-bearing demand deposits                                  16,713       22,911
                                                               ---------    ---------
    Cash and cash equivalents                                     18,313       30,914
Investment securities available for sale                          21,558       24,305
Loans, net of allowance for loan losses of $2,051 and $2,021     108,163       96,919
Premises and equipment                                             4,998        5,727
Federal Home Loan Bank of Indianapolis stock                       2,620        3,920
Deferred income tax receivable                                     7,107        5,372
Interest receivable and other assets                               5,595        4,300
                                                               ---------    ---------
    Total assets                                               $ 168,354    $ 171,457
                                                               =========    =========

Liabilities
Deposits
    Non-interest bearing                                       $   3,808    $   6,593
    Interest-bearing                                             123,119      128,423
                                                               ---------    ---------
       Total deposits                                            126,927      135,016
Long-term debt                                                    24,690       23,504
Advances by borrowers for taxes and insurance                        548          409
Valuation allowance for letters of credit                          5,222        5,787
Other liabilities                                                  2,426        1,314
                                                               ---------    ---------
    Total liabilities                                            159,813      166,030

Stockholders' Equity
Preferred stock, no par or stated value
    Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
    Authorized - 5,000,000 shares
     Issued and Outstanding - 4,607,659 and 3,147,662 shares       4,608        3,147
Additional paid in capital                                        13,673       10,869
Stock warrants                                                        11           11
Accumulated deficit                                               (9,051)      (7,825)
Accumulated other comprehensive loss                                (700)        (775)
                                                               ---------    ---------
       Total stockholders' equity                                  8,541        5,427
                                                               ---------    ---------

Total liabilities and stockholders' equity                     $ 168,354    $ 171,457
                                                               =========    =========

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Condensed Consolidated Statement of Income
                    (In thousands, except for per share data)
                                   (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                               2000            1999            2000            1999
                                                               ----            ----            ----            ----
Interest Income
    Loans receivable                                        $     2,385     $     2,300     $     6,987     $     7,466
    Investment securities - taxable                                 373             434           1,158           1,118
    Deposits with financial institutions                            179             177             633             659
    Other dividend income                                            61              79             217             249
                                                            -----------     -----------     -----------     -----------
       Total interest income                                      2,998           2,990           8,995           9,492
                                                            -----------     -----------     -----------     -----------

Interest Expense
    Deposits                                                      1,609           1,507           4,726           4,982
    Long-term debt                                                  523             578           1,499           1,659
                                                            -----------     -----------     -----------     -----------
       Total interest expense                                     2,132           2,085           6,225           6,641
                                                            -----------     -----------     -----------     -----------

Net interest income                                                 866             905           2,770           2,851
    Provision (adjustment) for loan losses                          375              75             550            (213)
                                                            -----------     -----------     -----------     -----------
Net interest income after provision for loan losses                 491             830           2,220           3,064
                                                            -----------     -----------     -----------     -----------

Non-interest income
    Fee income-apartment management                                   0              43              88             143
    Service charges on deposit accounts                              79              98             219             302
    Net gains on loan sales                                          18              70              30             190
    Letter of credit fees                                           134             146             400             437
    Real estate investment banking fees                              35               4              66              25
    Agent fee income                                                 86               0             133               7
    Title fee income                                                  5              10              16              33
    Servicing fees on loans sold                                     27              28              82              80
    Release fees on multifamily loans                                10               6              22              36
    Other income                                                     50              83             199             265
                                                            -----------     -----------     -----------     -----------
       Total non-interest income                                    444             488           1,255           1,518
                                                            -----------     -----------     -----------     -----------

Non-interest expense
    Salaries and employee benefits                                1,205             858           2,749           2,521
    Net occupancy expense                                           107             100             291             285
    Equipment expense                                                65              75             197             224
    Data processing expense                                          86             113             252             324
    Deposit insurance expense                                        60              81             185             218
    Legal and professional fees                                     261              90             492             292
    Advertising                                                      64              43             148             143
    Letter of credit valuation provision                                                                         (1,215)
    Valuation allowance - affordable housing investments             14             123              55             627
    Other expense                                                   763            (181)          1,607           1,132
                                                            -----------     -----------     -----------     -----------
       Total non-interest expense                                 2,625           1,302           5,976           4,551
                                                            -----------     -----------     -----------     -----------

Income (loss) before income tax                                  (1,690)             16          (2,501)             31
    Income tax benefit                                             (765)            (88)         (1,275)           (261)
                                                            -----------     -----------     -----------     -----------
Net Income (loss)                                           $      (925)    $       104     $    (1,226)    $       292
                                                            ===========     ===========     ===========     ===========

Per share:
    Basic earnings (loss) per share                         $     (0.20)    $      0.03     $     (0.32)    $      0.09
    Diluted earnings (loss) per share                             (0.20)           0.03           (0.32)           0.09
    Average common and common equivalent
       shares outstanding                                     4,607,659       3,147,662       3,872,332       3,147,662

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                Nine Months Ended
                                                   September 30
                                                 2000        1999
                                                 ----        ----
Beginning Balances                             $ 5,427     $ 8,036
Comprehensive income:
    Net income (loss)                           (1,226)        292
    Other comprehensive income net of tax--
       Unrealized gain (loss) on securities         74        (545)
                                               -------     -------
       Comprehensive income                     (1,152)       (253)
    Issuance of stock                            4,266
                                               -------     -------

Balances, September 30                         $ 8,541     $ 7,783
                                               =======     =======

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                     Nine months ended
                                                                        September 30
                                                                      2000        1999
                                                                      ----        ----
Operating Activities
Net cash provided (used) by operating activities                   $ (2,519)    $    286

Investing Activities
    Purchases of securities available for sale                                   (17,196)
    Proceeds from maturities of securities available for sale         2,824        3,744
    Net change in loans                                             (11,764)      26,120
    Redemption of FHLB stock                                          1,300
    Purchases of premises and equipment                                 (48)        (363)
    Proceeds from sale of premises and equipment                        105            7
                                                                   --------     --------
Net cash provided (used) by investing activities                     (7,583)      12,312

Financing Activities
    Net change in:
       Noninterest-bearing, interest-bearing demand and
         savings deposits                                             2,883       (2,075)
       Certificates of deposit                                      (10,972)     (25,530)
    Proceeds of long-term debt                                        2,000        5,000
    Repayment of long-term debt                                        (814)      (5,828)
    Issuance of stock                                                 4,266
    Net change in advances by borrowers for taxes and insurance         138          168
                                                                   --------     --------
Net cash used by financing activities                                (2,499)     (28,265)

Net change in Cash and Cash Equivalents                             (12,601)     (15,667)
Cash and Cash Equivalents, beginning of period                       30,914       29,960
                                                                   --------     --------
Cash and Cash Equivalents, end of period                           $ 18,313     $ 14,293
                                                                   ========     ========

Additional Cash Flows and Supplementary information
    Interest paid                                                  $  5,324     $  6,007
    Income tax paid                                                     727

See notes to condensed consolidated financial statements

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements.

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

In connection with Fidelity's first debt and equity rights offering completed on April 30, 1994, Fidelity has reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $6.22 per share, and expire on April 30, 2004. At September 30, 2000, a total of 397,218 shares originally reserved had been issued and 18,282 remained reserved and unissued.

In connection with Fidelity's second debt and equity rights offering completed January 31, 1995, Fidelity has reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carry an exercise price of $8.93 per share, and expire on January 31, 2005. At September 30, 2000, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

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

United has entered into a Supervisory Agreement ("Agreement") with the Office of Thrift Supervision ("OTS"). One of the provisions of the Agreement restricts the payments of dividends from United to Fidelity without prior written OTS approval. The OTS, in 1999, permitted the payment of dividends to assist Fidelity in meeting interest payments on its outstanding debt; however, there can be no assurance that this approval will be granted going forward if it continues to be necessary. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.

o        Company Subsidiaries

United, Village Affordable Housing Corporation and Village Securities Corporation are three subsidiaries of Fidelity. United is a federally chartered savings bank, and is regulated by the OTS. Village Affordable Housing Corporation was formed during the third quarter of fiscal 1998 for the purpose of owning interests in real estate housing, and is currently inactive. Village Securities Corporation is also currently inactive, and is in the process of being dissolved.

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, and managing affordable housing projects. Currently, they are involved only in the business of owning affordable housing properties. As of May 19, 2000, a subsidiary of Pedcor Holdings, LLC, started providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital Corporation has earned fees by providing real estate mortgage banking services to unaffiliated borrowers since 1994. Village Capital has not provided any new banking services for the past two years, but records fee income on transactions previously completed. Another subsidiary of United, Village Insurance Corporation, is engaged in the business of selling credit life and accident health insurance in conjunction with bank lending activities.

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

The agreement indicated that United must, among other things, take other specified actions within specified time frames. These actions include: the development of and adherence to a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient allowances for loan and lease losses; quarterly reporting to the OTS relating to classified assets and workout plans; restriction of its growth in total assets without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 30 percent of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address its operation and methods for risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of fully staffed and functioning internal audit and independent loan review processes.

United is also prohibited from taking certain actions without prior approval, including but not limited to: investing in, purchasing, or committing to make or purchase any additional commercial loans or commercial real estate loans; requesting permission from the OTS to engage in additional commercial loan activity until United has hired an experienced loan staff; refinancing or extending classified or criticized commercial loans without the prior approval of the OTS; engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; developing any real estate without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; engaging in any new activities not included in the strategic plan; and, refinancing or extending any non-classified or criticized commercial loan if additional funds are extended.

United is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer. United is also prohibited, without prior OTS approval, from entering into any contract with any executive officer or director which would require a "golden parachute" payment and from increasing the executive benefit package in an amount in excess of the annual cost of living. United is required to develop a plan to reduce employee turnover, build an experienced staff, and provide for management succession.

In conjunction with the recent OTS approval of United's business plan, management of United has taken or is refraining from taking, as applicable, the actions requested by the OTS and at September 30, 2000, was in compliance with the conditions of its Supervisory Agreement.


o        Segment Information

Fidelity operates principally in two industries, banking and real estate activities. Through United, Fidelity offers traditional banking products, such as checking, savings and certificates of deposit, as well as mortgage, commercial and consumer loans. Through the Affordable Housing Group, Fidelity was previously involved in various aspects of developing, building, renting and managing affordable housing units. On May 19, 2000, a stock purchase agreement was approved by the shareholders, which calls for Pedcor to provide management services to the affordable housing properties at no fee to the properties or Fidelity.

The Affordable Housing Group's remaining activities consist of holding a general partner interest in various properties and recognizing income or loss under the equity method of accounting.

Banking revenue consists primarily of interest and fee income, while the real estate activities income or loss is generated through the percentage of ownership in various partnerships. All revenue is earned in the United States.

Operating profit is total revenue less operating expenses. In computing operating profit, income taxes have been deducted.

Identified assets are principally those used in each segment and are all held in the United States. Real estate activities conducted by Fidelity are not asset intensive.

Three months ended                                     Real Estate
September 30, 2000                     Banking          Activities         Eliminations     Total
----------------------------------------------------------------------------------------------------
Interest income                         $2,998          $      2             $    (2)      $  2,998
Other income                               428                16                                444
Interest expense                         2,132                 2                  (2)         2,132
Other expense                            2,461               164                              2,625
Provision (adjustment) for loan losses     (42)              417                                375
Income (loss) before tax                (1,125)             (565)                            (1,690)
Income tax expense (benefit)              (654)             (111)                              (765)
Total assets                           169,005             2,933              (3,584)       168,354
Capital expenditures                        25                                                   25
Depreciation and amortization               85                 2                                 87

Three months ended                                     Real Estate
September 30, 1999                     Banking          Activities         Eliminations     Total
----------------------------------------------------------------------------------------------------
Interest income                         $2,990          $      2             $    (2)      $  2,990
Other income                               406                99                 (17)           488
Interest expense                         2,085                 2                  (2)         2,085
Other expense                            1,083               236                 (17)         1,302
Provision for loan losses                   75                                                   75
Income (loss) before tax                   153              (137)                                16
Income tax expense (benefit)                (9)              (79)                  -            (88)
Total assets                           165,341             2,915              (3,504)       164,752
Capital expenditures                       167                                     -            167
Depreciation and amortization               96                 2                   -             98

Nine months ended                                      Real Estate
September 30, 2000                     Banking          Activities         Eliminations     Total
----------------------------------------------------------------------------------------------------
Interest income                         $8,995          $      6             $    (6)      $  8,995
Other income                             1,125               147                 (17)         1,255
Interest expense                         6,225                 6                  (6)         6,225
Other expense                            5,577               416                 (17)         5,976
Provision for loan losses                  550                                                  550
Income (loss) before tax                (2,232)             (269)                            (2,501)
Income tax expense (benefit)            (1,095)             (180)                            (1,275)
Total assets                           169,005             2,933              (3,584)       168,354
Capital expenditures                        48                                                   48
Depreciation and amortization              262                 6                                268

Nine months ended                                      Real Estate
September 30, 1999                     Banking          Activities         Eliminations     Total
----------------------------------------------------------------------------------------------------
Interest income                         $9,492           $     5              $   (5)        $9,492
Other income                             1,299               256                 (37)         1,518
Interest expense                         6,633                13                  (5)         6,641
Other expense                            3,663               925                 (37)         4,551
Provision (adjustment) for loan losses    (530)              317                   -           (213)
Income (loss) before tax                 1,025              (994)                  -             31
Income tax expense (benefit)               208              (469)                  -           (261)
Total assets                           165,341             2,915              (3,504)       164,752
Capital expenditures                       360                 3                   -            363
Depreciation and amortization              290                 8                   -            298

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

o        Results of Operations

The net loss for the three months ended September 30, 2000 was $925,000, compared to net income of $104,000 for the same period last year. Basic and diluted net loss per share was $.20 per share for the three months ended September 30, 2000, compared to net income of $0.03 per share in 1999. The net loss for the nine months ended September 30, 2000 was $1,226,000 compared to net income of $292,000 for the same period last year. Basic and diluted net loss per share was $0.32 per share for the nine months ended September 30, 2000, compared to net income of $0.09 per share in 1999. Interest income decreased $497,000 from the prior year primarily due to payoffs in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. An increase in consumer loan activity helped offset a portion of the decrease in interest income. Consumer loan interest income increased $528,000 for the nine months ended September 30, 2000. Interest expense decreased approximately $416,000 due to the maturity of higher interest bearing brokered deposits that were partially replaced with retail deposits. As a result of these maturities and payoffs, Fidelity's assets have decreased $3.1 million from December 31, 1999 to $168.4 million at September 30, 2000. Non-interest income for the nine months ended September 30, 2000, decreased $263,000 from the nine months ended September 30, 1999 primarily due to a decrease in mortgage loan origination volume, management fees and service charges collected on deposit accounts. Non-interest expense increased $1.4 million to $6.0 million due primarily to the prior year's letter of credit valuation adjustment of $1.2 million, a decrease in the valuation allowance for affordable housing investments of $572,000 and an increase in other operating expense of $782,000. The non-interest expense section of this document provides further details regarding the increase in non-interest expense.

Net Interest Income
Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. It also measures how effectively management has balanced and allocated Fidelity's interest rate-sensitive assets and liabilities. For the quarter ended September 30, 2000 net interest income decreased $39,000 from the quarter ended September 30, 1999. The net interest margin increased during the nine month period to 2.51% from 2.30% a year ago. Despite the $18.4 million dollar decrease in average earning assets for the nine months ended September 30, 2000, net interest income decreased only $81,000 to $2.8 million for the nine months ended September 30, 2000. Fidelity's reduction in average earning assets was composed of reductions in fixed rate 1-4 family mortgage loans, multifamily loans and commercial real estate loans. Average multifamily and commercial real estate loans decreased $15.7 million due to continued workout efforts, resulting in a decrease of interest income of $848,000 from the prior year. These decreases were partially offset by a $6.8 million increase in average consumer loans, resulting in an increase of interest income of $528,000. Certificates of deposit and borrowings partially offset this reduction in assets with a decrease of $6.4 million in certificates and $1.7 million in borrowings.

This resulted in decreased interest expense of $162,000 and $160,000, respectively. Interest income for the nine months ended September 30, 2000 was $9.0 million compared to $9.5 million for the nine months ended September 30, 1999, a decrease of $500,000 or about 5.3%. Interest expense for the nine months ended September 30, 2000 was $6.2 million compared to $6.6 million for the nine months ended September 30, 1999, a decrease of $400,000 or 6.1%. During the current year United's cost to retain or replace scheduled certificate of deposit maturities has increased due to the rising interest rate environment. The average rate on total deposits has increased 21 basis points since December 31, 1999. The decrease in commercial and multifamily loans is expected to continue during the time that United operates under the Supervisory Agreement. Please refer to the footnote "Other Restrictions" in the Notes to Consolidated Financial Statements for further details.

Despite management's efforts, the net interest margin is expected to be relatively constant or decline during the term of the Supervisory Agreement between United and the OTS, due to certain lending restrictions. The increase in the net interest margin during the nine months ended September 30, 2000 came despite the Supervisory Agreement between United and the OTS, and the resulting lending restrictions, and was primarily due to consumer lending activity. There can be no assurance that the net interest margin can continue to increase at the same rate.

Provision for Loan Losses and Letter of Credit Reserves

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the nine months ending September 30, 2000 was $550,000 compared to a adjustment of $213,000 in the prior year, an increase of $763,000. During the nine months ended September 30, 1999 Fidelity reduced its allowance for loan losses and letters of credit valuation reserve due to pay-offs on large, impaired loans that Fidelity had previously provided reserves for. Increases in the current quarter and year-to-date provisions for loan losses were primarily due to losses on consumer loans originated prior to January 1999, and an additional $200,000 provision for loans to the affordable housing limited partnerships. The additional provision on the partnership loans is due to routine maintenance on Fidelity's affordable housing portfolio that had been deferred by the previous property manager, Village Management Corporation, a subsidiary of Fidelity. Since these items were deferred by the previous property manager, they are not eligible for the cash deficit guarantees by Pedcor according to the Stock Purchase Agreement. Management feels that these types of items have been identified and adequately reserved for at September 30, 2000. The ratio of allowance for loan losses to non performing loans was 201.7% at September 30, 2000 compared to 180.0% at December 31, 1999.

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

Non-interest income. Non-interest income for the quarter ended September 30, 2000, was $444,000 compared to $488,000 for the same period in 1999, a decrease of $44,000. Non-interest income for the nine months ended September 30, 2000, was $1,255,000 compared to $1,518,000 for the same period in 1999, a decrease of $263,000.

The following table summarizes non-interest income for the nine months ending September 30, 2000 and 1999:
-----------------------------------------------------------------------------
(in thousands)

                                                            Nine Months Ended
                                                              September  30,
                                                                                         Increase
                                                          2000             1999         (Decrease)
                                                          ----             ----         ----------
Fee income-apartment management                         $     88          $  143          $  (55)
Service charges on deposit accounts                          219             302             (83)
Gain on sale of real estate loans                             30             190            (160)
Letter of credit fees                                        400             437             (37)
Servicing fees on loans sold                                  82              80               2
Release fees on multifamily loans                             22              36             (14)
Real estate investment banking and reborrowing fees           78              81              (3)
Agent fee income                                             133               7             126
Title fee income                                              16              33             (17)
Rate cap fee income                                           12              31             (19)
Other                                                        175             178              (3)
                                                        --------          ------          -------
 Total non-interest income                              $  1,255          $1,518          $ (263)
                                                        ========          ======          =======

Fidelity's level of activity in Section 42 real estate activities has continued to decrease. Fidelity has recorded no Section 42 real estate development fees over the past three years. Fee income from management activities for the nine months ended September 30, 2000 decreased approximately $55,000 due to a reduction in the rate charged for apartment management during the first five months of the year, and the discontinuance of management activities as of June 1, 2000. The stock purchase agreement approved by the shareholders on May 19, 2000 calls for Pedcor to provide management services to the affordable housing property at no fee to the property or Fidelity. Therefore, no management fees will be collected in the future by Fidelity's subsidiary, Village Management Corporation and expenses will also no longer be incurred to manage these properties. Service charges on deposit accounts decreased $83,000 for the nine months ended September 30, 2000, compared to the prior fiscal year due to a decline in checking accounts. Gains on sale of real estate loans decreased $160,000 to $30,000 during the nine months ending September 30, 2000 due to a decrease in mortgage loan sales. Letter of credit fees decreased $37,000 from the prior year due to a decrease in outstanding letters that are generating fees. Agent fee income increased $126,000 over the prior year due to increased activity in the consumer indirect lending area.

Non-Interest Expense
Non-interest expense increased $1.3 million for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. Non-interest expense increased $1.4 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

The following table summarizes non-interest expense for the nine months ending September 30, 2000 and 1999:
------------------------------------------------------------------------------
(in thousands)

                                               Nine Months Ended
                                                  September 30
                                            -------------------------------------------
                                                                              Increase
                                              2000            1999           (Decrease)
                                              ----            ----           ----------
Salaries and employee benefits              $2,749          $2,521         $    228
Letter of credit valuation provision                        (1,215)           1,215
Write down of affordable housing
  Partnership investments                       55             627             (572)
Legal and professional                         492             292              200
Occupancy expense                              291             285                6
Equipment expense                              197             224              (27)
Data processing expense                        252             324              (72)
Advertising                                    148             143                5
Deposit insurance                              185             218              (33)
Correspondent bank charges                     117             115                2
Printing and supplies                           67              75               (8)
Loss on investment                             224              81              143
Telephone                                       72              46               26
Postage                                         70              65                5
Directors fees                                  25             101              (76)
Credit Bureau expense                           43               9               34
Amortization of intangible assets               87                               87
Travel and lodging                              23              24               (1)
Other operating expense                        879             616              263
                                        ------------------------------------------------

   Total non-interest expense               $5,976          $4,551           $1,425
                                        ================================================


Salaries and employee benefits increased $228,000 over the nine months ended September 30, 1999. Fidelity announced on September 29, 2000, that Fidelity and former President and CEO M. Brian Davis could not come to resolution on an existing employment contract modification and that Davis would cease to serve in those roles effective September 29. In conjunction with this announcement, Fidelity recognized severance expense of approximately $527,000. The severance payments are subject to OTS and FDIC approval before they can be paid. Without the $527,000 charge, salaries would have decreased $299,000 from the prior year due to staff reductions completed during the nine months ended September 30, 2000. A portion of these savings result from the transition of affordable housing management to Pedcor for certain partnerships previously managed by Village Management Corporation, and the resulting reductions in staff. Last year, $1,215,000 was recognized as income on the reversal of a letter of credit valuation provision; there were no provisions or credits during the nine months ended September 30, 2000. This credit last year was offset partially by additional writedowns on affordable housing partnership investments totaling $627,000. Legal and professional fees increased by $200,000 to $492,000, primarily due to $125,000 in anticipated legal and professional expenses in connection with the defense of litigation occurring on a large multifamily loan that was paid off in 1998. After repaying its loan, the Borrower sued United alleging that United had agreed to make a second loan for another apartment development. The Company disputes the allegation and believes that, based on information available to it, that no material additional charges are expected as a result of this litigation. The remaining increase is associated with additional costs incurred for workout activities with respect to various classified assets. Equipment expense decreased $27,000 from the prior year due to a decrease in depreciation and equipment maintenance expense. Data processing expense for the nine months ended September 30, 2000 decreased $72,000 from the same period last year due to the decrease in expenses connected with Y2K efforts. Deposit insurance decreased $33,000 from the prior year due to a decrease in average deposits of $10.8 million since September 30, 1999. Fidelity recorded its percentage share of losses for its investments in various affordable housing properties under the equity method of accounting in addition to any additional writedowns due to the performance of the properties. Fidelity's losses were $224,000 and $81,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Telephone expense increased $26,000 over last year due to switching telephone service providers and the data transmission enhancements associated with the new service. Directors fees decreased $76,000 for the nine months ended September 30, 2000 due to a reduction in monthly board fees paid to directors. Credit bureau expense increased $34,000 from the prior year due to an increase in consumer loan activity. In conjunction with the stock sale to Pedcor Holdings, LLC, intangible assets totaling $1.3 million were recorded. Amortization of these assets resulted in expense of $87,000 for the nine months ended September 30, 2000. Other operating expense increased $263,000 over last year, primarily due to $205,000 in adjustments to the values of several real estate properties to record them at their appraised values. An additional $100,000 for interest expense payable to the Internal Revenue Service
(IRS) was recognized in connection with a recently completed examination, in which certain prior year deduction were disallowed, therefore reducing the amount of refund that Fidelity received two years ago. These deductions are expected by Fidelity to be taken in future years.

Income Tax Benefit
The income tax benefit was $1.3 million for the nine months ending September 30, 2000 compared to $261,000 in the same period last year, primarily due to a decrease in taxable income. Included in the tax benefit of $1.3 million for the nine months ending September 30, 2000 are tax credits of $290,000. These credits are received from Fidelity's investment in affordable housing properties and comprise a portion of the return on these investments. Fidelity also receives the tax benefit on its percentage of the operating losses for those projects. Some of the benefits associated with these tax credits are partially offset by reductions of the investment in the affordable housing properties, which are included in the above table under the caption "Loss on Investment". The effective tax rate for the nine months ended September 30, 2000, was 51.0%, due to the benefits accrued for the tax credits.

Consideration of the need for a valuation allowance for the deferred tax asset was made at September 30, 2000 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in a newly developed business plan, cost reductions, and the planned sale of a portion of United's limited partnership interests. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute its current business plan, sell approximately 25% of its limited partnership interests (reducing tax credits granted annually) and then achieve 5 to 10% growth in annual earnings thereafter. The level of earnings contemplated by these analyses, if achieved, will constitute, for the majority of the carry forward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. The analyses used to help consider the need for a valuation allowance for the deferred tax asset are subject to certain risks and uncertainties that could impact the final determination regarding the amount of the valuation allowance. These risks include the failure to implement the newly developed business plan including cost reductions, or the failure to execute the planned sale of United's limited partnership interests. United should complete the sale of 25% of its limited partnerships during the fourth quarter of 2000.


Financial Condition
Total assets at September 30, 2000 decreased $3.1 million to $168.4 million from $171.5 million in December 1999. Average assets for the nine months ended September 30, 2000 decreased 8.4% from 1999 to $164.1 million.

Average interest-bearing liabilities at September 30, 2000 decreased $13.7 million as Fidelity used loan payoff proceeds to reduce borrowings and agent-acquired certificates of deposit, which represent a higher-cost source of funds for Fidelity.

The decrease in total assets is primarily the result of loan payoffs, refinancing and payments received on commercial loans and the reduction in interest-bearing demand deposits due to the continued maturities and roll off of agent acquired certificates of deposit. According to the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source.

Loans
The following table shows the composition of Fidelity's loan portfolio as of September 30, 2000 and December 31, 1999:

                                                       September 30,      December 31,
                                                           2000              1999
----------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
     Conventional                                       $  48,437          $  48,845
     Construction                                           2,131              1,867
     Commercial                                             7,399              8,576
     Multi-family loans                                     3,668              3,629
     Home equity loans                                      5,444              5,567
     First mortgage real estate loans purchased             1,744              1,899
                                                     -----------------------------------
                                                           68,823             70,383
   Commercial loans, other than
      secured by real estate                                2,899              4,154
   Consumer loans                                          38,492             24,403
                                                     -----------------------------------
       Total loans                                        110,214             98,940
   Allowance for loan losses                               (2,051)            (2,021)
                                                     -----------------------------------

       Net loans                                         $108,163            $96,919
                                                     ===================================


       Total loans to total assets                          65.5%              57.7%
                                                     ===================================

Fidelity sells a portion of its current production of 1-4 family loans, recording the gain or loss and using the proceeds to fund new products. As a result, conventional real estate mortgage loans continue to decrease.

Multi-family loans increased slightly over the prior year due to the conversion of multifamily construction loans to permanent loans. Fidelity continues to work with borrowers to find alternative refinancing opportunities for the remaining classified multifamily loans, commercial loans and letters of credit.

Commercial real estate loans and commercial loans have continued to decline as a result of the Supervisory Agreement's restriction of new commercial lending. Refer to the "Other Restrictions" footnote to the financial statements for additional information. The focus of United's commercial lending department has been to develop action plans to minimize potential losses relating to its remaining classified commercial credits and its letter of credit exposure.

The increase in loans is primarily due to an increase in consumer loans of $14.1 million from December 31, 1999 to $38.5 million at September 30, 2000. Recent staff replacements to the consumer loan department in 1999 have enabled Fidelity to achieve strategies designed to increase the number of direct and indirect automobile loans financed. The level of growth in the consumer loan portfolio during the first nine months of 2000 is not expected to continue. Under the Supervisory Agreement, United's total consumer loans are limited to 30% of its total assets. Currently, consumer loans represent 23.7% of total assets.

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

The following table provides information on Fidelity's non-performing loans as of September 30, 2000 and December 31, 1999:

                                                           September 30,     December 31,
                                                               2000             1999
  -------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
  Non-accrual loans
     Consumer                                                $  127
     Commercial                                                 623
     Real estate mortgage                                                     $   253
     Multi-family                                                                 229
                                                        -------------------------------------
       Total non-accrual loans                                  750               482
  Restructured
     Consumer                                                    75                75
     Commercial                                                 119               118
                                                        -------------------------------------
       Total restructured loans                                 194               193
  90 days or more past due and accruing
     Consumer                                                    49               135
     Commercial                                                  24               313
                                                        -------------------------------------
       Total 90 days or more past due and accruing               73               448
                                                        -------------------------------------
         Total non-performing loans                          $1,017            $1,123
                                                        =====================================


  Ratio of non-performing loans to total loans                0.92%             1.14%
                                                        =====================================

Multi-family affordable housing loans, for which specific and general reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. The ability of the multi-family loans to remain performing is in part due to general partner or other advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. There is no assurance that general partner advances will not be necessary in the future to support further cash flow deficits, or that Fidelity will not have to extend funds in order to protect its collateral position with respect to the loans. The likelihood of Fidelity having to make additional advances should be reduced in future periods due to the guarantees provided by Pedcor as part of its stock purchase.

Analysis of Allowance for Loan Losses and Letter of Credit Valuation Allowance Fidelity establishes its provision for loan losses and evaluates the adequacy of the allowance for loan losses based on management's evaluation of the performance of its loan and letter of credit portfolio. Such evaluation, which includes a review of all loans and letters of credit for which full collectibility may not be reasonably assured, considers among other matters, the present value of capitalized cash flows, the estimated fair value of the underlying collateral, economic conditions, historical loss experience, the composition of the portfolios and other factors that warrant recognition in providing for an adequate loan loss allowance and letter of credit valuation allowance. This evaluation is performed on a quarterly basis and is designed to ensure that all relevant matters affecting collectibility will consistently be identified in a detailed review and that the outcome of the review will be considered in a disciplined manner by management in determining the necessary allowances and related provisions. The amounts actually reported in each period will vary with the outcome of this detailed review.

Classified Assets and Letters of Credit
(in thousands)
                                                      September 30,      December 31,
                                                          2000               1999
                                                      -------------------------------
Classified assets                                       $ 8,756            $ 8,991
Classified letters of credit                             11,793             13,218
                                                        -------            -------

     Total classified assets/letters of credit          $20,549            $22,209
                                                        =======            =======

Classified assets and letters of credit of Fidelity totaled $20.5 million at September 30, 2000 compared to $22.2 million at December 31, 1999 and $40.7 million at June 30, 1999, a decrease of 7.7% and 49.6%, respectively. Classified assets and letters of credit were 167.3% and 214.0% of Fidelity's capital and reserves at September 30, 2000 and December 31, 1999, respectively. Classified assets and letters of credit were 71.8% and 85.8% of United's capital and reserves at September 30, 2000 and December 31, 1999, respectively. In addition to the classified assets and letters of credit, there were other assets and letters of credit totaling $18.8 million for which management was closely monitoring the borrowers' abilities to comply with payment terms.

Impaired loans are those that management believes will not perform under the original loan terms. At September 30, 2000 and December 31, 1999, Fidelity had impaired loans totaling $7.7 million and $7.6 million respectively. The allowance for losses on such impaired loans totaled $1.0 million and $1.1 million, which are included in Fidelity's allowance for loan losses at September 30, 2000 and December 31, 1999, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at September 30, 2000 and December 31, 1999 total $12.4 million. The valuation allowance on such impaired letters of credit totaled $1.2 million and is included in Fidelity's letter of credit valuation allowance at September 30, 2000 and December 31, 1999. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at September 30, 2000 and December 31, 1999:

                                                                                  Year
                                                          Nine Months Ended       Ended
                                                            September 30,      December 31,
                                                                2000              1999
-----------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Allowance for loan losses
   at beginning of period                                    $   2,021          $   3,521
                                                       ----------------------------------------
Loan charge offs
   Real estate mortgage                                             80
   Multi-family                                                    354              2,631
   Commercial                                                       12                 11
   Consumer                                                        282                235
                                                       ----------------------------------------
     Total loan charge offs                                        728              2,877
                                                       ----------------------------------------

Loan recoveries
   Real estate mortgage
    Multi-family                                                   154                  3
   Commercial                                                       17                  3
   Consumer                                                         37                 26
                                                       ----------------------------------------
     Total loan recoveries                                         208                 32
                                                       ----------------------------------------

Net charge offs                                                    520              2,845

Provision for loan losses                                          550              1,345
                                                       ----------------------------------------

Allowance for loan losses at end of period                   $   2,051          $   2,021
                                                       ========================================

Ratio of net charge offs to average loans outstanding
   during period (annualized)                                     .65%              5.20%
                                                       ========================================

Ratio of provision for loan losses to average loans
   outstanding during period (annualized)                         .69%              2.46%
                                                       ========================================

Ratio of allowance for loan losses to total loans
   outstanding at year end                                       1.86%              2.04%
                                                       ========================================

Average amount of loans
   outstanding for the period                                 $107,196           $108,455
                                                       ========================================

Amount of loans outstanding
   at end of period                                           $110,214            $98,940
                                                       ========================================

The allowance for loan losses was $2.1 million at September 30, 2000 compared to $2.0 million at December 31, 1999. Net loan charge-offs were $520,000 or 0.65% of average loans (annualized) for the nine months ended September 30, 2000 compared to $2.8 million or 5.20% of average loans for the six months ended December 31, 1999. During the nine months ended September 30, 2000, Fidelity charged-off $354,000 of multifamily loans that reserves were previously provided for. Consumer loan charge-offs of $282,000, related primarily to loans originated prior to 1999.

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

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44.4 million at September 30, 2000 and $44.5 million at December 31, 1999. Specific allocations for letters of credit totaled 7.7% of outstanding letters of credit at September 30, 2000 compared to 5.5% at December 31, 1999. Management is not currently aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of September 30, 2000.

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at September 30, 2000 and at December 31, 1999 are as follows:

Allocation of Amount
                                        September 30,     December 31,
                                            2000             1999
------------------------------------------------------------------------
                                          (dollars in thousands)
Real Estate Mortgage:
   Conventional and home equity            $  102           $   103
   Multi-family                               689               482
Consumer                                      595               496
Commercial                                    665               940
                                      ----------------------------------

     Total                                 $2,051            $2,021
                                      ==================================

Percentage of Loans to Total Loans
                                        September 30,     December 31,
                                            2000             1999
------------------------------------------------------------------------
Real Estate Mortgage
   Conventional and home equity            52.5%             58.8%
   Multi-family                             3.3               3.7
Consumer                                   34.9              24.7
Commercial                                  9.3              12.8
                                      ----------------------------------
     Total                                100.0%            100.0%
                                      ==================================

Investment Securities
United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an asset/liability management committee, which is responsible for keeping the investment policy current.

At September 30, 2000, the investment portfolio represented 12.8% of Fidelity's assets, compared to 14.2% at December 31, 1999, and is managed in a manner designed to meet the Board's investment policy objectives.

During fiscal 1999 due to continued reductions in the loan portfolio, excess liquidity was reinvested in lower risk investment securities. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At September 30, 2000, the entire investment portfolio was classified as available for sale. The net unrealized loss at September 30, 2000, which is included as a component of stockholders' equity, was $700,000 and was comprised of gross unrealized losses of $1,159,000 and a tax benefit of $459,000. The decrease in the unrealized loss was caused primarily the portfolio also declined by market interest rate changes during the period and the decline in the portfolio. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

The following table sets forth the components of United's available-for-sale investment portfolio as of September 30, 2000 and December 31, 1999:

                                                                          September 30,     December 31,
                                                                               2000             1999
-----------------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                                               $  846         $  1,043
   Federal National Mortgage Association mortgage-backed securities             1,144            1,377
   Government National Mortgage Association
      mortgage-backed securities                                               19,568           21,885

                                                                       ------------------------------------

       Total securities available for sale                                    $21,558          $24,305
                                                                       ====================================

For the nine months ended September 30, 2000, United's investment securities portfolio decreased by $2.7 million to $21.6 million compared to $24.3 million at December 31, 1999. The current year's decrease is the result of maturities and paydowns received during the nine months. United holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase.

Funding Sources

Deposits
Fidelity attracts both short-term and long-term deposits from the retail market by offering a wide assortment of accounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($90,000 or more), and variable rate IRA certificates.

Average deposits decreased by $4.0 million during the first nine months of 2000. An increase in deposits came primarily in the area of core certificates of deposit, for which the average balance increased $7.0 million but was offset by a decrease in NOW accounts and agent-acquired certificates of deposit of $2.0 million and $7.8 million, respectively. According to the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source. Existing agent-acquired certificates of deposit were acquired at rates higher than the current local market for retail deposits, but generally below rates charged for FHLB advances. As these agent acquired certificates mature, United has been successful in replacing the majority of these deposits with core certificate of deposit products. Due to the rise in interest rates during this time period, the average rate on total deposits has increased 21 basis points since December 31, 1999 to 5.06% at September 30, 2000.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the nine months ended September 30, 2000 and the six months ended December 31, 1999.

                                                   September 30,               December 31,
                                                       2000                        1999
Average Deposits                               Amount        Rate          Amount        Rate
---------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Demand                                        $   5,491                   $   6,097
NOW accounts                                     17,066      3.31%           19,107      3.39%
Money market accounts                             2,137      1.99             2,545      2.03
Savings accounts                                  4,437      2.08             4,657      2.26
Certificates of deposit                          85,373      5.86            78,329      5.60
Agent-acquired certificates of deposit           10,380      5.98            18,147      5.88
                                          ---------------             ---------------

         Totals                                $124,884      5.06          $128,882      4.85%
                                          ===============             ===============

Borrowings
Fidelity's long-term debt increased $1.2 million for the first nine months of 2000 primarily due to a new $2.0 million FHLB advance for a 10 year term obtained in the second quarter of 2000, which was offset partially by paydowns on other FHLB advances secured by specific single-family loans. Alternate funding sources for United are provided by loan sales, loan payoffs, Federal Home Loan Bank advances as well as through retail deposits. In the following table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company both secured and unsecured, and total $14.4 million.

The following table summarizes Fidelity's borrowings as of September 30, 2000 and December 31, 1999.

                                                                                         September 30,       December 31,
(dollars in thousands)                                                                       2000                1999
----------------------------------------------------------------------------------------------------------------------------
Note payable, 8.49% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                                  $     977                 985
Note payable, 8.49% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                                      1,497               1,510
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                                     2,000               2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                                   1,476               1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                                 1,494               1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                                    7,000               7,000
Federal Home Loan Bank advances, due at various dates through
   2002 (weighted average rates of 6.49% and 6.59% at September 30, 2000
   and December 31, 1999)                                                                     10,246               9,039
                                                                                      --------------------------------------
       Total long-term debt                                                                  $24,690             $23,504
                                                                                      ======================================

On September 30, 2000 a modification agreement was entered into, to be effective October 1, 2000, for the above $2.0 million note payable. Fidelity reduced the principal balance by $500,000 in return for the extension of the maturity date from June 21, 2001 to June 21, 2003. It was also agreed that the annual interest rate would increase to 10.50%. As noted in the liquidity section, Fidelity is in the process of negotiating agreements to extend maturities of certain debt obligations.

Capital Resources
Fidelity's stockholders' equity increased $3.1 to $8.5 million at September 30, 2000, compared to $5.4 million at December 31, 1999. The change in stockholders' equity was accounted for by a net loss of $1.2 million, a decrease in the net unrealized loss on securities available for sale of $75,000 and the sale of stock to Pedcor for $3.0 million (at $3.00 per share) and the issuance of additional $1.3 million in stock for cash flow deficit guarantees and property management services to be provided by Pedcor.

At September 30, 2000, actual and required minimum levels (to be adequately capitalized) of regulatory capital for United were as follows:

                                                    (Dollars in Thousands)
                           Actual                             Required
                           Amount            Percent           Amount        Percent       Excess
                    --------------------------------------------------------------------------------
Core(*)                    $13,071             8.14%          $ 6,423          4.0%        $ 6,648
Tangible(*)                $13,071             8.14%          $ 2,409          1.5%        $10,662
Risk-based                 $17,616            13.28%          $10,608          8.0%        $ 7,008

(*) to adjusted total assets

Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios have exceeded each of these levels. The leverage ratio was 8.1% at September 30, 2000 and 6.8% for December 31, 1999, tier I capital to risk-weighted assets was 9.9% and 9.1% and total capital to risk-weighted assets was 13.3% and 14.3% at September 30, 2000 and December 31, 1999, respectively. Book value per share, including unrealized losses on investment securities, increased to $1.85 at September 30, 2000, compared to $1.72 at December 31, 2000.

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At September 30, 2000 and December 31, 1999, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates.

Liquidity
Fidelity's principal source of income and funds is dividends from United and is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

As previously discussed, the Pedcor transaction added an additional $3.0 million in cash at the holding company level. In addition, for 3 years following the approval of the stock purchase agreement, approved on May 19, 2000, Pedcor is entitled, but not required, under the terms of the Stock Purchase Agreement to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. For shares purchased in the first year following the closing, Pedcor will pay $3.00 per share. For shares purchased in the second and third year following the closing, Pedcor will pay the fair market value of the shares. Absent potential sources of liquidity available to the holding company including the potential issuance of additional stock to Pedcor, potential execution of additional debt or equity financing, and dividends from United (with OTS approval), the holding company may deplete its available cash in April 2001. In addition to the potential exercise of Pedcor's option to purchase up to $5.0 million in additional stock, the Board of Directors is considering term for a common stock rights offering to existing shareholders in the first half of 2001, and is negotiating agreements to extend maturities on certain debt obligations coming due in 2001 and 2002. As noted in the Borrowing section, Fidelity has been partially successful on one of the debt obligations and is pursuing the extension of certain remaining debt obligations. These actions, in the aggregate, should provide sufficient cash to meet projected cash flow shortfalls, if successful.

United is required by federal regulations to maintain specified levels of "liquid" assets consisting of cash and other eligible investments. Currently, liquid assets must equal at least four percent of net withdrawable savings plus borrowings payable upon demand or due within one year or less. As of September 30, 2000 and December 31, 1999, United's liquidity ratios were 17.4% and 31.4%. United's significant increase in liquidity at December 31, 1999 was the result of United's cash contingency plan for Year 2000. As a result, United has reduced the liquidity during the first nine months of 2000. Management believes that this level of liquidity is sufficient to meet any anticipated requirements for United's operations.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United decreased its borrowings from the FHLB from $10.7 million at September 30, 1999, to $10.2 million at September 30, 2000. Fidelity has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

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

Presented below, at June 30, 2000 and December 31, 1999, is an analysis of United's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 2000 and December 31, 1999, 2% of the present value of United's assets was approximately $3.2 million and $3.4 million. Because the interest rate risk of a 200 basis point increase or decrease in market rates (using the larger number of a plus or minus 200 basis point shock) was $3.2 million at June 30, 2000 and $2.9 million at December 31, 1999, United would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement. The increase in interest rate risk in the event of increased rates, from December 31, 1999 to June 30, 2000 is due to interest rate changes and a change in United's balance sheet mix.


                     Interest Rate Risk as of June 30, 2000
                     --------------------------------------

                                   Net Portfolio Value                  NPV as Percent of Present
                                     (in thousands)                           Value of Assets
                    -----------------------------------------------------------------------------------
       Change           Dollar           Dollar          Percentage
      in Rates          Amount           Change            Change         NPV Ratio         Change
-------------------------------------------------------------------------------------------------------
        + 300 bp         $13,139         $(4,858)           (27)%            8.80%         - 259 bp
        + 200 bp          14,840          (3,157)           (18)             9.75          - 165 bp
        + 100 bp          16,511          (1,486)            (8)            10.64          -  75 bp
            0 bp          17,997                                            11.39
        - 100 bp          18,921             924              5             11.80             41 bp
        - 200 bp          18,766             769              4             11.62             22 bp
        - 300 bp          18,625             628              3             11.44              5 bp

                   Interest Rate Risk as of December 31, 1999
                   ------------------------------------------

                                   Net Portfolio Value                  NPV as Percent of Present
                                     (in thousands)                           Value of Assets
                    -----------------------------------------------------------------------------------
       Change           Dollar           Dollar          Percentage
      in Rates          Amount           Change            Change            NPV             Change
-------------------------------------------------------------------------------------------------------
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


ITEM 3  Defaults Upon Senior Securities:
        --------------------------------
            Not applicable.


ITEM 4  Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------
            None


ITEM 5  Other Information:
        ------------------
            None


ITEM 6  Exhibits and Reports on Form 8-K:
        ---------------------------------
            a.     The following exhibit is submitted herewith:
                   27 Financial Data Schedule

            b.     A Form 8-K was filed on October 5, 2000.

                   On September 29, 2000, Fidelity announced that President and CEO M. Brian Davis would cease to serve in those roles, effective September 29, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIDELITY FEDERAL BANCORP



Date: NOVEMBER 14, 2000                 By: /s/  BRUCE A. CORDINGLEY
      -------------------                  --------------------------------
                                           Bruce A. Cordingley
                                           Executive Committee Chairman
                                           (Acting Principal Executive Officer)


                                        By: /s/  DONALD R. NEEL
                                           --------------------------------
                                           Donald R. Neel,
                                           Executive Vice President, CFO and
                                           Treasurer
                                           (Principal Financial Officer)

 Exhibit Index


Reg. S-K

Exhibit No.                   Description of Exhibit                    Page
----------------------------------------------------------------------------
   27                         Financial Data Schedule                     30