Form 10KT405/A
period 1999-12-31
FIDELITY FEDERAL BANCORP
filed 2001-03-02
CIK 910492

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

                           Commission File No. 0-22880


                            Fidelity Federal Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                               35-1894432
------------------------------------------------------------------------------
(State of other jurisdiction                                (I.R.S. Employer
    of Incorporation or                                    Identification No.)
       Organization)

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

Another subsidiary of United, Village Insurance Corporation, receives fee income for credit life and accident health insurance sales to United's loan customers.

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

Financial Modernization Legislation: The Gramm Leach Bliley Act. On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

     - allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

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

------------------------------------------------------------------------

    Office Location       Year Facility Opened      Net Book Value
------------------------------------------------------------------------
Home Office                      1974                 $993,000
18 NW Fourth Street
Evansville, IN  47708
------------------------------------------------------------------------
Eastside Branch                  1997                1,901,000
700 S. Green River Rd
Evansville, IN  47715
------------------------------------------------------------------------
Northside Branch                 1976                   92,000
4441 First Avenue
Evansville, IN  47710
------------------------------------------------------------------------
Westside Branch                  1979                   91,000
4801 W. Lloyd Expressway
Evansville, IN  47712
------------------------------------------------------------------------

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

                               Six Months Ended                   Year Ended
                               December 31, 1999                 June 30, 1999
                       ---------------------------------------------------------------
                            Common Stock Bid Prices          Common Stock Bid Prices
                       ---------------------------------------------------------------
                            High                 Low         High              Low
--------------------------------------------------------------------------------------
First quarter             $3 1/16              $2 5/8      $  6 1/2           $3 1/2
Second quarter             2 7/8                1 1/4         5                3 1/4
Third quarter                N/A                 N/A          4                2 1/2
Fourth quarter               N/A                 N/A          3 7/8            2 3/4

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

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                              CORPORATE INFORMATION


Toll-Free Shareholder Inquiries:  1-800-280-8280                        Common Stock Information
If you have inquiries or questions regarding your                       NASDAQ
Fidelity Federal Bancorp Shareholder account, call                      Ticker Symbol:  FFED
shareholder relations at 1-800-280-8280 or 812-469-2100,
Ext. 2226.
                                                                        Market Makers as of March 29, 2000
Stock Transfers, Dividend Payments and                                  Natcity Investments, Inc.
Dividend Reinvestment                                                   Fleet Trading, a Division of Fleet Securities
Fidelity Federal Bancorp                                                Spear, Leeds & Kellogg
Attn:  Shareholder Relations
700 S. Green River Road, Suite 2000                                     Products and Services
PO Box 5584                                                             For specific information on products and
Evansville, IN  47716-5584                                              Services offered by Fidelity's banking subsidiary,
                                                                        United Fidelity Bank, fsb, call 1-800-280-8280 or
Fidelity Federal Bancorp offers its common stock                        (812) 424-0921.  For specific information on any
shareholders a no-cost way in which to reinvest                         of the Village Housing affordable housing developments,
cash dividends. For additional information about this                   contact Village Management Corporation
plan, contact us at the above address or phone number.                  (812) 469-2100, Ext. 2250

Financial Information                                                   Corporate Headquarters
If you are seeking financial information, contact:                      Fidelity Federal Bancorp
                                                                        700 S. Green River Road, Suite 2000
Mark A. Isaac, Vice President and Controller                            PO Box 5584
Fidelity Federal Bancorp                                                Evansville, IN  47716-5584
18 NW Fourth Street                                                     1-800-280-8280
PO Box 1347                                                             812-469-2100
Evansville, IN  47706-1347
812-429-0550, Ext. 3319
                                                                        Internet

All other requests, including requests for the Annual                   Information on Fidelity Federal Bancorp is available
Reort,Form 10-K, and Form 10-Q, should be                               on the Internet at: http://www.ufb-ffed.com
directed to:

Shareholder Relations
Fidelity Federal Bancorp
700 S. Green River Road, Suite 2000
PO Box 5584
Evansville, IN  47716-5584
812-469-2100, Ext. 2226

ITEM 6.    SELECTED FINANCIAL DATA

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        Selected Statistical Information
             (Dollars in Thousands, Except Share and Per Share Data)

                                                                As of and for
                                                            the six months ended             As of and for the years ended
---------------------------------------------------------------------------------------------------------------------------------
                                                          December 31,     June 30,       June 30,        June 30,      June 30,
                                                              1999           1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data
   Total assets                                            $  171,457     $  172,253     $  197,046     $  240,819     $  262,216
   Interest-bearing deposits                                   22,911         14,668          6,266          1,765          4,107
   Investment securities available for sale                    24,305         27,325          9,854         13,790         17,459
   Loans, net                                                  96,919        110,436        156,683        203,183        216,162
   Deposits                                                   135,016        128,596        148,939        181,787        181,702
   Short-term borrowings                                           89            128          2,531          5,191          5,693
   Long-term debt                                              23,504         29,149         29,488         38,089         57,292
   Stockholders' equity                                         5,427          7,814          7,515         12,936         14,295


   Interest income                                         $    6,019     $   14,094     $   17,192     $   20,282     $   21,529
   Interest expense                                             4,268          9,730         11,586         13,831         15,525
                                                           ----------------------------------------------------------------------
   Net interest income                                          1,751          4,364          5,606          6,451          6,004
   Provision for loan losses                                    1,345           (138)         4,543            975            455
                                                           ----------------------------------------------------------------------
   Net interest income after provision
      for loan losses                                             406          4,502          1,063          5,476          5,549
   Non-interest income                                          1,001          2,663          3,025          3,856          8,180
   Non-interest expense                                         5,148          6,878         16,076          9,474          8,608
                                                           ----------------------------------------------------------------------
   Income (loss) before income tax                             (3,741)           287        (11,988)          (142)         5,121
   Income tax expense (benefit)                                (1,671)          (338)        (5,194)          (255)         1,886
                                                           ----------------------------------------------------------------------

   Net income (loss)                                       $   (2,070)    $      625     $   (6,794)    $      113     $    3,235
                                                           ======================================================================

Selected Financial Ratios
   Return on average assets                                     (2.41)%          .33%         (3.12)%          .04%          1.18%
   Return on stockholders' equity                              (51.37)          7.58         (50.68)           .83          23.75
   Net interest margin                                           2.24           2.48           2.79           2.72           2.29
   Net interest spread                                           2.05           2.24           2.62           2.57           2.11
   Tangible equity to assets at year end                         6.78           8.49           6.31           6.93           7.08
   Allowance for loan losses to loans                            2.04           3.09           1.91            .87            .49
   Allowance for loan losses to non-performing loans
                                                               179.96          69.57         532.11         624.91         275.06
   Dividend payout ratio                                          N/A            N/A            N/A       1,500.00          67.52

Per Share Data
   Diluted net income (loss)                               $    (0.66)    $      .20     $    (2.30)    $      .04     $     1.17
   Basic net income (loss)                                      (0.66)           .20          (2.30)           .05           1.32
   Cash dividends declared                                                                      .35            .60            .79
   Book value at period end                                      1.72           2.48           2.40           5.20           5.73
   Closing market price (bid) at period end                      1.25           2.88           6.50           8.75          11.25
   Number of average common and common equivalent shares
      outstanding                                           3,147,662      3,143,179      2,956,157      2,655,181      2,776,147

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

                    Fidelity Federal Bancorp and Subsidiaries

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

                 Average Balance Sheet and Net Interest Analysis
            (Dollars In Thousands on Fully Taxable Equivalent Basis)

                                          December 1999                       June 1999                       June 1998
                                  Average               Average    Average                Average   Average               Average
Year Ended:                       Balances   Interest    Rates     Balances    Interest    Rates    Balances   Interest    Rates
----------------------------------------------------------------------------------------------------------------------------------
Assets
   Federal funds sold and other
      short-term money market
       investments                 $17,069    $  454      5.28%   $  18,962    $   964      5.08%  $   5,533   $    330     5.96%
   Investment securities
      available for sale
   Taxable                          25,857       849      6.51       15,455        955      6.18      10,806        650     6.01
   Tax exempt (1)                                                                                        444         36     8.33
   Loans held for sale
   Federal Home Loan Bank
      Stock                          3,920       158      8.00        3,920        314      8.01       3,920        316     8.06
   Loans (2) (3)
      Commercial loans               5,512       276      9.93        8,055        791      9.82      11,683      1,124     9.62
      Multi-family loans            24,525     1,026      8.30       33,918      2,999      8.84      25,573      2,672    10.45
      Real estate mortgages         51,414     1,944      7.50       63,980      4,956      7.75     114,335      9,213     8.06
      Consumer loans                27,004     1,312      9.64       31,840      3,115      9.78      28,939      2,863     9.89
                               -----------------------          ------------------------          -----------------------
        Total loans                108,455     4,558      8.33      137,793     11,861      8.61     180,530     15,872     8.75
                               -----------------------          ------------------------          -----------------------
        Total earning assets       155,301     6,019      7.69      176,130     14,094      8.00     201,233     17,204     8.55
                                            ----------                       -----------                      -----------
   Allowance for loan losses        (2,868)                          (3,414)                          (2,538)
   Cash and due from banks           4,193                            2,680                            3,018
   Premises and equipment            5,747                            5,749                            6,214
   Other assets                      8,346                           10,426                            9,799
                               -------------                    -------------                     ------------

        Total assets              $170,719                         $191,571                         $217,726
                               =============                    =============                     ============

Liabilities
   Interest-bearing deposits
      Interest-bearing checking $   19,107  $    327     3.39%    $  20,436    $   716      3.50% $  22,211    $    942      4.24%
      Money market accounts          2,545        26     2.03         2,733         61      2.23      3,027          82      2.71
      Savings accounts               4,657        53     2.26         5,082        118      2.32      4,813         136      2.83
      Certificates of deposit       96,476     2,745     5.64       112,539      6,572      5.84    128,142       7,625      5.95
                               -----------------------          ------------------------          -----------------------
        Total interest-bearing
           Deposits                122,785     3,151     5.09       140,790      7,467      5.30    158,193       8,785      5.55
   Federal funds purchased                                                                              116           7      6.03
   Other borrowings                 16,505       760     9.13        15,167      1,384      9.13     17,673       1,523      8.62
   Federal Home Loan Bank
       Advances                     10,844       357     6.53        13,103        879      6.71     19,253       1,271      6.60
                               -----------------------          ------------------------          -----------------------
        Total interest-bearing
            liabilities            150,134     4,268     5.64       169,060      9,730      5.76    195,235      11,586      5.93
                                            ----------                       -----------                      -----------
   Non-interest bearing demand
       Deposits                      6,097                            5,724                            5,229

   Advances by borrowers for
      Taxes and insurance              463                              457                              596

   Other liabilities                 6,033                            8,079                            3,260
                               -------------                    -------------                     ------------
      Total liabilities            162,727                          183,320                          204,320

Stockholders' Equity                 7,992                            8,251                           13,406
                               -------------                    -------------                     ------------

   Total liabilities and
      Stockholders' equity        $170,719                         $191,571                         $217,726
                               =============                    =============                     ============
   Recap: (3)
        Interest income                        6,019     7.69%                  14,094       8.00%               17,204      8.55%
        Interest expense                       4,268     5.45                    9,730       5.52                11,586      5.76
                                            ----------------------           ---------------------           ---------------------
        Net interest
           income/margin                      $1,751     2.24%                $  4,364       2.48%             $  5,618     2.79%
                                            ======================           =====================           =====================
Interest rate spread (4)                                 2.05%                               2.24%                          2.62%
Average interest-bearing assets
   to average interest-bearing
    liabilities                                        103.44%                             104.18%                        103.07%

--------------------------------
(1) Tax-exempt securities have been adjusted to a fully tax equipment basis using a marginal tax rate of 34%.
(2)  Nonaccrual loans have been included in the average balances.
(3)  Loan income includes interest and fees on loans.
(4) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.

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

                                        September 30    December 31        March 31         June 30           Total
-----------------------------------------------------------------------------------------------------------------------
                                                          (In Thousands)
December 31, 1999
   Interest income                         $2,990           $3,029                                            $6,019
   Interest expense                         2,085            2,183                                             4,268
                                     ----------------------------------------------------------------------------------
      Net interest income                     905              846                                             1,751
   Provision for loan losses                   75            1,270                                             1,345
   Non-interest income                        488              513                                             1,001
   Non-interest expense                     1,302            3,846                                             5,148
                                     ----------------------------------------------------------------------------------
   Income (loss) before income tax             16           (3,757)                                           (3,741)
   Income tax benefit                         (88)          (1,583)                                           (1,671)
                                     ----------------------------------------------------------------------------------

   Net income                             $   104       $   (2,174)                                      $    (2,070)
                                     ==================================================================================

   Net income per share
      Diluted net income                     $.03           $(.69)                                            $(.66)
      Basic net income                        .03            (.69)                                             (.66)
      Cash dividends*

June 30, 1999
   Interest income                         $3,883           $3,709           $3,363           $3,139         $14,094
   Interest expense                         2,618            2,556            2,364            2,192           9,730
                                     ----------------------------------------------------------------------------------
      Net interest income                   1,265            1,153              999              947           4,364
   Provision for loan losses                   75               75             (404)             116            (138)
   Non-interest income                        895              738              571              459           2,663
   Non-interest expense                     1,841            1,788            1,874            1,375           6,878
                                     ----------------------------------------------------------------------------------
   Income (loss) before income tax            244               28              100              (85)            287
   Income tax benefit                         (92)             (73)             (35)            (138)           (338)
                                     ----------------------------------------------------------------------------------

   Net income                             $   336          $   101          $   135          $    53         $   625
                                     ==================================================================================

   Net income per share
      Diluted net income                     $.11             $.03             $.04             $.02            $.20
      Basic net income                        .11              .03              .04              .02             .20
      Cash dividends*

*No cash dividends were paid in the six months ended December 31, 1999 or for fiscal 1999.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Rate/Volume Analysis
The following table sets forth an analysis of volume and rate changes in interest income and interest expense of Fidelity's average earning assets and average interest-bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The column labeled, "Change in fiscal year," represents the change in net interest income due to Fidelity changing the fiscal year from June 30 to December 31.

                                                                       December 31, 1999                 June 30, 1999
                                                                   Compared to June 30, 1999        Compared to June 30, 1998
                                                                   Increase (Decrease) Due To       Increase (Decrease) Due To
                                                                             Change in            -------------------------------
                                                        Volume      Rate    Fiscal Year    Total     Volume     Rate     Total
---------------------------------------------------------------------------------------------------------------------------------
                                                       (Dollars In Thousands)
Interest income on average earning assets
   Loans                                               $(2,525)    $(294)    $(4,484)    ($7,303)    $(3,758)   $(254)  ($4,012)
   Investment securities                                   643        86        (835)       (106)        243       25       268
   Federal Home Loan Bank stock                                       (1)       (155)       (156)                  (2)       (2)
   Federal funds sold and other  short-term money
      market investments                                   (96)       33        (447)       (510)        801     (167)      634
                                                  -------------------------------------------------------------------------------
        Total interest income                           (1,978)     (176)     (5,921)     (8,075)     (2,714)    (398)   (3,112)
                                                  -------------------------------------------------------------------------------

Interest expense on average interest-
       bearing liabilities
   Interest bearing accounts                               (47)      (21)       (322)       (390)        (75)    (151)     (226)
   Money market deposit accounts                            (4)       (5)        (26)        (35)         (8)     (13)      (21)
   Savings accounts                                        (10)       (3)        (52)        (65)          8      (26)      (18)
   Certificates of deposit                                (937)     (189)     (2,700)     (3,826)       (928)    (125)   (1,053)
   Federal funds purchased                                                                                (7)                (7)
   Other borrowings                                        122         2        (748)       (624)       (216)      77      (139)
   Federal Home Loan Bank advances                        (152)      (19)       (351)       (522)       (406)      14      (392)
                                                  -------------------------------------------------------------------------------
        Total interest expense                          (1,028)     (235)     (4,199)     (5,462)     (1,632)    (224)   (1,856)
                                                  -------------------------------------------------------------------------------

Changes in net interest income                          $ (950)    $  59  $   (1,722)  $  (2,613)    $(1,082)   $(174)  $(1,256)
                                                  ===============================================================================

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

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Non-Interest Income
Non-interest income decreased by $1.7 million or $661,000 on an annualized basis for the six months ending December 31, 1999, compared to a decrease of $362,000 or 12.0% for the year ended June 30, 1999. The percent change for December 31, 1999 has been annualized. The following table summarizes non-interest income for the following time periods:

                                                                                                Change From Prior Year
                                                                                                  Increase (Decrease)
                                                                                      -------------------------------------------
                                                          Amount                      December 31, 1999         June 30, 1999
                                       ------------------------------------------------------------------------------------------
                                       Six months ended Year ended  Year ended
                                          December 31,    June 30,   June 30,                  Annualized
                                             1999          1999        1998         Amount       Percent      Amount     Percent
---------------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars In Thousands)
Fee income from real estate
  Development and management               $     88      $   196      $   191       $ (108)      (10.2)%       $   5        2.6%
Service charges on deposit
    Accounts                                    201          437          436         (236)       (8.0)            1         .2
Gain on sale of
   Real estate loans                            110          343          186         (233)      (35.9)          157       84.4
   Investment securities                                                   79                      0.0           (79)    (100.0)
Letter of credit fees                           291          582          657         (291)        0.0           (75)     (11.4)
Servicing fees on loans sold                     55           91           93          (36)       20.9            (2)      (2.2)
Release fees on multifamily loans                20           82           74          (62)      (51.2)            8       10.8
Real estate investment
   Banking fees                                  13           78          139          (65)      (66.7)          (61)     (43.9)
Agent fee income                                  4          333          650         (329)      (97.6)         (317)     (48.8)
Title fee income                                 18           72           10          (54)      (50.0)           62      620.0
Other                                           201          449          510         (248)      (10.5)          (61)     (12.0)
                                       ------------------------------------------------------------------------------------------

      Total non-interest income              $1,001       $2,663       $3,025      $(1,662)      (24.8)%       $(362)     (12.0)%
                                       ==========================================================================================


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

Non-Interest Expense
Non-interest expense on an annualized basis increased $3.4 million or 49.7% for the year ended December 31, 1999, compared to fiscal 1999 after decreasing by $9.2 million or 57.2% in fiscal 1999 from 1998. The following table summarizes non-interest expense for the six months ending December 31, 1999, and years ended June 30, 1999 and 1998:

                                                                                    Change From Prior Year
                                                                                      Increase (Decrease)
                                                                       ------------------------------------------------
                                                                            December 1999             June 1999
                                ---------------------------------------------------------------------------------------
Year Ended
                              Six Months Ended  Year Ended  Year Ended
                                  December         June       June                  Annualized
                                   1999            1999       1998        Amount      Percent      Amount     Percent
-----------------------------------------------------------------------------------------------------------------------
                                       (Dollars in thousands)
Salaries and employee benefits     $1,747        $3,414     $  3,341   $    (1,667)     (2.3)%     $   73        2.2%
Letter of credit valuation
   provision                        1,069          (715)       6,778         1,784    (399.0)%     (7,493)    (110.5)%
Write down of affordable
   housing partnership
   investments                        331           545        1,478          (214)    (47.5)        (933)     (63.1)
Legal and professional                379           379          304            (0)    100.0           75       24.7
Occupancy expense                     192           394          444          (202)     (2.5)         (50)     (11.3)
Equipment expense                     166           299          354          (133)     11.0          (55)     (15.5)
Data processing expense               247           407          456          (160)     21.4          (49)     (10.7)
Affordable housing group
   activity expenses                                             769                                 (769)    (100.0)
Advertising                            78           202          199          (124)    (22.8)           3        1.5
Deposit insurance                     156           244          140           (88)     27.9          104       74.3
SAIF assessment
Correspondent bank charges             79           154          160           (75)      2.6           (6)      (3.8)
Printing and supplies                  57           104          130           (47)      9.6          (26)     (20.0)
Loss on investment                     25           246           87          (221)    (25.2)         159      182.8
Telephone                              48            74           74           (26)     29.7            0        0.0
Postage                                42            95           79           (53)    (11.6)          16       20.3
Travel and lodging                     30            44           68           (14)     36.4          (24)     (35.3)
Other operating expense               502           992        1,215          (490)      5.0         (223)     (18.4)
                                ---------------------------------------------------------------------------------------

   Total non-interest expense      $5,148        $6,878      $16,076       $(1,730)     49.7%     $(9,198)     (57.2)%
                                =======================================================================================

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

Loans
The following table shows the composition of Fidelity's loan portfolio as of December 31, 1999 and June 30:

                                          December        June          June         June           June
                                            1999          1999          1998         1997           1996
-----------------------------------------------------------------------------------------------------------
                                                                     (In Thousands)
Real estate mortgage loans
   First mortgage loans
      Conventional                       $  48,845     $  49,733     $  71,343     $  94,293     $ 106,344
      Construction                           1,867         6,732        16,110        32,577        36,938
      Commercial                             8,576        14,140        20,753        26,668        18,267
      Multi-family loans                     3,629         7,597         5,742         9,602        15,420
      First mortgage real estate loans
         purchased                           1,899         2,061         2,704         3,184         7,612
                                        -------------------------------------------------------------------
                                            64,816        80,263       116,652       166,324       184,581
   Commercial loans, other than
      secured by real estate                 4,154         6,076        11,568        12,522         9,393
   Consumer and home equity loans           29,970        27,618        31,512        26,118        23,247
                                        -------------------------------------------------------------------
        Total loans                         98,940       113,957       159,732       204,964       217,221
   Allowance for loan losses                (2,021)       (3,521)       (3,049)       (1,781)       (1,059)
                                        -------------------------------------------------------------------

        Net loans                        $  96,919     $ 110,436     $ 156,683     $ 203,183     $ 216,162
                                        ===================================================================

        Total assets                     $ 171,457     $ 172,253     $ 197,046     $ 240,819     $ 262,216
                                        ===================================================================

        Total loans to total assets           57.7%         66.2%         81.1%         85.4%         82.8%
                                        ===================================================================

Fidelity began selling current production of 1-4 family loans in 1997, recording the gain or loss and using the proceeds to fund new products. With this strategy in place, conventional real estate mortgage loans decreased $45.4 million from June 30, 1997 to December 31, 1999.

Construction loans decreased by $4.9 million at December 31, 1999 from June 30, 1999. Construction loans at December 31, 1999 include only $1.5 million of multi-family loans, compared to $5.9 million at June 30, 1999. Multi-family loans decreased $4.0 million from the prior fiscal year due to Fidelity's efforts on reducing classified assets and charge offs of $2.6 million. Fidelity continues to pursue refinancing opportunities for available outlets for the remaining classified multifamily loans, commercial loans and letters of credit.

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

Loan Maturities
The following table sets forth the remaining maturities for certain loan categories as of December 31, 1999:

                               Within One  One to Five  After Five
                                  Year        Years        Years    Total
---------------------------------------------------------------------------
                                               (In Thousands)
Real estate mortgage loans       $ 3,029     $12,655     $49,132   $64,816
Consumer and home equity loans    12,628      16,360         982    29,970
Commercial loans                   1,208       2,946                 4,154
                                 ------------------------------------------

        Total                    $16,865     $31,961     $50,114   $98,940
                                 ==========================================

Predetermined interest rates     $ 8,685     $24,963     $26,503   $60,151
Floating interest rates            8,180       6,998      23,611    38,789
                                 ------------------------------------------

                                 $16,865     $31,961     $50,114   $98,940
                                 ==========================================



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

The following table provides information on Fidelity's non-performing loans as of December 31, 1999 and June 30:

                                                December 31,  June 30,     June 30,      June 30,    June 30,
                                                   1999         1999         1998          1997        1996
--------------------------------------------------------------------------------------------------------------
                                                                              (Dollars In Thousands)
Non-accrual loans
   Real estate mortgage                           $  253       $   76       $  461       $  256       $  342
   Multi-family                                      229        4,112
Total non-accrued loans                              482        4,188          461          256          342
Restructured
   Real estate mortgage
   Consumer                                           75           77
    Commercial                                       118
Total restructured loans                             193           77
90 days or more past due and accruing
   Consumer                                          135          164           86           29           43
   Commercial                                        313          632           26
                                               --------------------------------------------------------------
Total 90 days or more past due and accruing          448          796          112           29           43
                                               --------------------------------------------------------------

        Total non-performing loans                $1,123       $5,061       $  573       $  285       $  385
                                               ==============================================================

Ratio of non-performing loans to total loans        1.14%        4.44%         .36%         .14%         .18%
                                               ==============================================================

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

Classified Assets and Letters of Credit
(In Thousands)

                                                    December 31,   June 30,
                                                        1999         1999
----------------------------------------------------------------------------
Classified assets                                      $8,991       $19,680
Classified letters of credit                           13,218        20,977
                                                    ------------------------
      Total classified assets/letters of credit       $22,209       $40,657
                                                    ========================

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

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at December 31, 1999 and the fiscal years ended June 30:

                                 December 31,     June 30,       June 30,        June 30,       June 30,
                                    1999            1999           1998            1997           1996
----------------------------------------------------------------------------------------------------------
                                                               (In Thousands)
Allowance for loan losses
   balance at July 1              $   3,521      $   3,049       $   1,781      $   1,059      $     713
                                  ------------------------------------------------------------------------
Loan charge offs
   Real estate mortgage                                                 15            100             12
   Multi-family                       2,631                          3,089
   Commercial                            11             14                             25
   Consumer                             235            324             195            142            128
                                  ------------------------------------------------------------------------
      Total loan charge offs          2,877            338           3,299            267            140
                                  ------------------------------------------------------------------------

Loan recoveries
   Real estate mortgage                                 15                              3             17
    Multi-family                          3
   Commercial                             3              3
   Consumer                              26             35              24             11             14
                                  ------------------------------------------------------------------------
      Total loan recoveries              32             53              24             14             31
                                  ------------------------------------------------------------------------

Net charge offs                       2,845            285           3,275            253            109

Reclassifications                                      895

Provision for loan losses             1,345           (138)          4,543            975            455
                                  ------------------------------------------------------------------------

Allowance for loan losses
   at end of period               $   2,021      $   3,521       $   3,049      $   1,781      $   1,059
                                  ========================================================================

Ratio of net charge offs to
average loans outstanding
during period                          5.20%           .21%           1.81%           .12%           .05%
                                  ========================================================================

Ratio of provision for loan
   losses to average loans
   outstanding during period           2.46%          (.10)%          2.52%           .46%           .20%
                                  ========================================================================

Ratio of allowance for loan
   losses to total loans
   outstanding at year end             2.04%          3.09%           1.91%           .87%           .49%
                                  ========================================================================

Average amount of loans
   outstanding for the period     $ 108,455      $ 137,794       $ 180,530      $ 213,793      $ 226,874
                                  ========================================================================

Amount of loans outstanding
   at end of period               $  98,940      $ 113,957       $ 159,732      $ 204,964      $ 217,221
                                  ========================================================================

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

Fidelity also recorded a letter of credit valuation allowance and related provision of $6.8 million in fiscal 1998, the balance of which is $5.8 million at December 31, 1999. The decrease is primarily due to the transfer of $895,000 from the letter of credit valuation allowance to the allowance for loan losses. Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $44.5 million at December 31, 1999. The valuation allowance for letters of credit, as a percentage of total outstanding letters of credit, were 13.0% at December 31, 1999 as compared to 11.5% at June 30, 1999. Classified loans and letters of credit to total loans and letters of credit were 16.5% at December 31, 1999 and 24.2% at June 30, 1999. Management is not currently aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan portfolio as of December 31, 1999.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at December 31, 1999 and at June 30, are as follows:

                                           Allocation of Amount
                             ----------------------------------------------------------------------------
                               December 31,      June 30,         June 30,        June 30,       June 30,
                                   1999            1999             1998            1997           1996
---------------------------------------------------------------------------------------------------------
                                               (In Thousands)
Real Estate Mortgage
   Conventional                  $   103         $    99          $   173         $   153        $   155
   Multi-family                      482           2,177            1,868             994            420
Home equity and consumer             496             182              275             168            214
Commercial                           940           1,063              733             466            270
                             ----------------------------------------------------------------------------

      Total                       $2,021          $3,521           $3,049          $1,781         $1,059
                             ============================================================================

                                        Percentage of Loans to Total Loans
                             ----------------------------------------------------------------------------
                              December 31,      June 30,         June 30,        June 30,       June 30,
                                  1999            1999             1998            1997           1996
---------------------------------------------------------------------------------------------------------
Real Estate Mortgage
   Conventional                   51.3%           46.2%            48.7%           53.9%          63.2%
   Multi-family                    3.7            11.5             11.4            14.3           13.4
Home equity and consumer          30.3            24.2             19.7            12.7           10.7
Commercial                        14.7            18.1             20.2            19.1           12.7
                             ----------------------------------------------------------------------------
      Total                      100.0%          100.0%           100.0%          100.0%         100.0%
                             ============================================================================

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

                                                                                          Balances
                                                   -------------------------------------------------------------------------------
                                                   Conventional Bank      General
                                                       Financing       Partner Loans*    Additional      Equity       Letters of
                                                                                            Notes     Investments       Credit
                                                   -------------------------------------------------------------------------------
Balance at June 30, 1998                                  $5,325              $606               -     $1,686           $19,423
  Increases                                                   61                13             284          -                 -
  Paydowns, payoffs, or loss on investment                  (563)             (369)              -       (262)                -
  Payoffs of loans secured by letters of credit                -                 -               -          -            (2,757)
  Charge-offs                                                  -                 -               -       (545)                -
                                                   -------------------------------------------------------------------------------
Balance at June 30, 1999                                   4,823               250             284        879            16,666
  Increases                                                    -                 -               -         58                 1
  Paydowns, payoffs, or loss on investment                (1,401)             (152)            (77)         -                 -
  Charge-offs                                               (994)              (85)           (151)      (235)             (450)
                                                   -------------------------------------------------------------------------------
Balance at December 31, 1999                              $2,428               $13             $56       $702           $16,217
                                                   ===============================================================================


                                                     Specific reserves included in allowance for loan
                                                                          losses
                                                   -------------------------------------------------------------------------------
                                                                                                         Specific      Valuation
                                                   Conventional Bank      General         Allowance      Reserves      Allowance
                                                       Financing       Partner Loans      Additional    For Equity  For Letters of
                                                                                            Notes      Investments      Credit
                                                   -------------------------------------------------------------------------------
Balance at June 30, 1998                                    $878               $56               -          75           $5,300
  Provision-year ended June 30, 1999                        (205)               69              44         470             (532)
  Charge-offs                                                  -                 -               -        (545)               -
                                                   -------------------------------------------------------------------------------
Balance at June 30, 1999                                     673               125              44           -            4,768
  Provision-six months ended December 31, 1999               651               (40)            111         253              606
  Funding on outstanding letter of credit                      -                 -               -           -             (450)
  Charge-offs                                               (994)              (85)           (151)       (235)               -
                                                   -------------------------------------------------------------------------------
Balance at December 31, 1999                                 330                 -               4          18            4,924
                                                   ===============================================================================


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


The following table sets forth the components of United's available-for-sale investment portfolio as of December 31, 1999 and June 30, 1999 and 1998:

                                              December 31,    June 30,    June 30,
                                                  1999          1999        1998
-------------------------------------------------------------------------------------
                                                          (In Thousands)
Investment securities available for sale
   U. S. Treasury                                                           $1,001
   Federal agency securities                                                 2,985
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                $  1,043      $  1,202       1,779
   Federal National Mortgage Association
      mortgage-backed securities                   1,377         1,510       1,945
   Government National Mortgage Association
      mortgage-backed securities                  21,885        24,613       2,144

                                              ---------------------------------------

        Total securities available for sale      $24,305       $27,325      $9,854
                                              =======================================

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

                               -------------------------------------------------------------------------------------------
                                    After One But      After Five But Within
                                  Within Five Years          Ten Years           Over Ten Years             Total
--------------------------------------------------------------------------------------------------------------------------
                                 Amount      Yield      Amount     Yield       Amount     Yield      Amount      Yield
--------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage
   Corporation                      $408       7.06%          $               $    635      5.81%   $  1,043       6.29%
Federal National Mortgage
   Association                       424       7.00                                953      6.01       1,377       6.31
Government National Mortgage
   Association                         1       7.00       3,920      6.98%      17,964      6.91      21,885       6.92
                               -------------          ------------           ------------          -------------

      Total                         $833       7.03%     $3,920      6.98%     $19,552      6.83%    $24,305       6.86%
                               =============          ============           ============          =============

      Percent of total                 3%                    16%                    81%                  100%
                               =============          ============           ============          =============


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

                                               December 31,                June 30,               June 30,
                                                  1999                      1999                    1998
                                          ---------------------------------------------------------------------------
Average Deposits                            Amount       Rate        Amount        Rate     Amount        Rate
---------------------------------------------------------------------------------------------------------------------
                                                     (In Thousands)
Demand                                     $   6,097                $   5,724              $   5,229
NOW accounts                                  19,107     3.39%         20,436      3.50%      22,211      4.24%
Money market accounts                          2,545     2.03           2,733      2.23        3,027      2.71
Savings accounts                               4,657     2.26           5,082      2.32        4,813      2.83
Certificates of deposit                       78,329     5.60          79,072      5.76       85,699      5.80
Agent-acquired certificates of deposit        18,147     5.88          33,467      6.02       42,443      6.26
                                          -----------              -----------            -----------

           Totals                           $128,882     4.85%       $146,514      5.10%    $163,422      5.38%
                                          ===========              ===========            ===========

The following table summarizes certificates of deposit in amounts of $100,000 or more by maturity as of the following dates:

                                   December 31,      June 30,      June 30,
                                      1999             1999          1998
-----------------------------------------------------------------------------
                                                 (In Thousands)

Three months or less                $  5,656        $  4,218     $   2,716
Three to six months                    7,727           1,364         4,008
Six to twelve months                   2,766           7,760         4,227
Over twelve months                     6,825           3,763        11,471
                                  -------------------------------------------

           Totals                    $22,974         $17,105       $22,422
                                  ===========================================

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

                   Interest Rate Risk as of December 31, 1999

                                                  NPV as Percent of Present
                    Net Portfolio Value                Value of Assets
           ----------------------------------------------------------------
  Change      Dollar       Dollar     Percentage
 in Rates     Amount       Change       Change     NPV Ratio       Change
---------------------------------------------------------------------------

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

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


                     Interest Rate Risk as of June 30, 1999

                                                  NPV as Percent of Present
                    Net Portfolio Value                Value of Assets
           ----------------------------------------------------------------
  Change      Dollar       Dollar     Percentage
 in Rates     Amount       Change       Change     NPV Ratio       Change
---------------------------------------------------------------------------
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


[OLIVE LETTERHEAD]


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

     /s/ OLIVE LLP

     Evansville, Indiana
     March 27, 2000

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                           Consolidated Balance Sheet
                        (In Thousands, Except Share Data)


                                                                        December 31,           June 30,
                                                                            1999                 1999
------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                               $    8,003            $   1,599
   Interest-bearing demand deposits                                          22,911               14,668
                                                                     ---------------------------------------
        Cash and cash equivalents                                            30,914               16,267
   Investment securities available for sale                                  24,305               27,325
   Loans, net of allowance for loan losses of $2,021 and $3,521              96,919              110,436
   Premises and equipment                                                     5,727                5,692
   Federal Home Loan Bank of Indianapolis stock                               3,920                3,920
   Deferred income tax receivable                                             5,372                3,490
   Interest receivable and other assets                                       4,300                5,123
                                                                     ---------------------------------------

        Total assets                                                       $171,457             $172,253
                                                                     =======================================

Liabilities
   Deposits
      Non-interest bearing                                                $   6,593            $   6,224
      Interest bearing                                                      128,423              122,372
                                                                     ---------------------------------------
        Total deposits                                                      135,016              128,596
   Short-term borrowings                                                         89                  128
   Long-term debt                                                            23,504               29,149
   Advances by borrowers for taxes and insurance                                409                  392
   Valuation allowance for letters of credit                                  5,787                5,168
   Other liabilities                                                          1,225                1,006
                                                                     ---------------------------------------
        Total liabilities                                                   166,030              164,439
                                                                     ---------------------------------------

Stockholders' Equity
   Preferred stock, no par or stated value
      Authorized and unissued--5,000,000 shares
   Common stock, $1 stated value
      Authorized--5,000,000 shares
      Issued and outstanding--3,147,662 shares                                 3,147                3,147
   Additional paid-in capital                                                10,869               10,869
   Stock warrants                                                                11                   11
   Retained earnings                                                         (7,825)              (5,755)
   Accumulated other comprehensive loss                                        (775)                (458)
                                                                     ---------------------------------------
        Total stockholders' equity                                            5,427                7,814
                                                                     ---------------------------------------

        Total liabilities and stockholders' equity                         $171,457             $172,253
                                                                     =======================================

See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        Consolidated Statement of Income
                        (In Thousands, Except Share Data)

                                                                 Six Month Period
                                                                      Ended             Year Ended June 30,
                                                                   December 31,    -----------------------------
                                                                       1999           1999            1998
----------------------------------------------------------------------------------------------------------------
Interest Income
   Loans receivable                                                   $4,558         $11,861         $15,872
   Investment securities
      Taxable                                                            849             955             650
      Tax exempt                                                                                          24
   Federal funds sold                                                                     25              75
   Deposits with financial institutions                                  454             939             255
   Other dividend income                                                 158             314             316
                                                                 -----------------------------------------------
           Total interest income                                       6,019          14,094          17,192
                                                                 -----------------------------------------------

Interest Expense
   Deposits                                                            3,151           7,467           8,785
   Short-term borrowings                                                   1              26             170
   Long-term debt                                                      1,116           2,237           2,631
                                                                 -----------------------------------------------
           Total interest expense                                      4,268           9,730          11,586
                                                                 -----------------------------------------------

Net Interest Income                                                    1,751           4,364           5,606
   Provision for loan losses                                           1,345            (138)          4,543
                                                                 -----------------------------------------------

Net Interest Income After Provision for
   Loan Losses                                                           406           4,502           1,063
                                                                 -----------------------------------------------

Other Income
   Fee income--management fees                                            88             196             191
   Service charges on deposit accounts                                   201             437             436
   Net realized gains on sales of securities available for sale                                           79
   Net gains on loan sales                                               110             343             186
   Letter of credit fees                                                 291             582             657
   Real estate investment banking fees                                    13              78             139
   Agent fee income                                                        4             333             650
   Title fee income                                                       18              72              10
   Servicing fees on loans sold                                           55              91              93
   Release fees on multifamily loans                                      20              82              74
   Other income                                                          201             449             510
                                                                 -----------------------------------------------
           Total non-interest income                                   1,001           2,663           3,025
                                                                 -----------------------------------------------

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                        Consolidated Statement of Income
                        (In Thousands, Except Share Data)
                                   (Continued)

                                                           Six Month Period
                                                                Ended              Year Ended June 30,
                                                             December 31,   -------------------------------
                                                                1999            1999             1998
-----------------------------------------------------------------------------------------------------------
Other Expenses
   Salaries and employee benefits                               $1,747         $ 3,414          $ 3,341
   Net occupancy expenses                                          192             394              444
   Equipment expenses                                              166             299              354
   Data processing fees                                            247             407              456
   Deposit insurance expense                                       156             244              140
   Legal and professional fees                                     379             379              304
   Advertising                                                      78             202              199
   Letter of credit valuation provision                          1,069            (715)           6,778
   Valuation allowance--affordable housing investments              331             545            1,478
   Affordable housing group activities                                                              769
   Other expense                                                   783           1,709            1,813
                                                          -------------------------------------------------
           Total non-interest expense                            5,148           6,878           16,076
                                                          -------------------------------------------------

Income (Loss) Before Income Tax                                 (3,741)            287          (11,988)
   Income tax benefit                                           (1,671)           (338)          (5,194)
                                                          -------------------------------------------------

Net Income (Loss)                                              $(2,070)       $    625         $ (6,794)
                                                          =================================================

Basic Earnings (Loss) Per Share                                 $(.66)            $.20          $(2.30)

Diluted Earnings (Loss) Per Share                                (.66)             .20           (2.30)

See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)


                                                                                                               Accumulated
                                                    Common Stock                     Comprehensive                Other
                                              --------------------- Paid-in   Stock      Income     Retained  Comprehensive
                                                 Shares   Amount    Capital  Warrants    (Loss)     Earnings      Loss      Total
                                              -------------------------------------------------------------------------------------

Balances, July 1, 1997                          2,487,385  $2,487   $  8,708    $264                $  1,508     $  (31)   $12,936
   Comprehensive loss
      Net loss                                                                           $(6,794)     (6,794)               (6,794)
      Other comprehensive loss, net of tax
        Unrealized loss on securities, net of
           reclassification adjustment                                                       (11)                   (11)       (11)
                                                                                      -------------
   Comprehensive loss                                                                    $(6,805)
                                                                                      =============
   Cash dividends ($.35 per share)                                                                    (1,094)               (1,094)
   Exercise of stock warrants                     641,323     641      2,104    (253)                                        2,492
   Purchase of stock                               (1,500)     (1)       (13)                                                  (14)
                                              ----------------------------------------             --------------------------------

Balances, June 30, 1998                         3,127,208   3,127     10,799      11                  (6,380)       (42)     7,515
   Comprehensive income
      Net income                                                                            $625         625                   625
      Other comprehensive loss, net of tax
        Unrealized loss on securities                                                       (416)                  (416)      (416)
                                                                                      -------------
   Comprehensive income                                                                     $209
                                                                                      =============
   Sale of stock                                   20,458      20         70                                                    90
   Purchase of stock                                   (4)
                                              ----------------------------------------             --------------------------------

Balances, June 30, 1999                         3,147,662   3,147     10,869      11                  (5,755)      (458)     7,814
   Comprehensive loss
      Net loss
      Other comprehensive loss, net of tax                                               $(2,070)     (2,070)               (2,070)
        Unrealized loss on securities                                                       (317)                  (317)      (317)
                                                                                      -------------
   Comprehensive loss                                                                    $(2,387)
                                                                                      =============

                                              ----------------------------------------             --------------------------------

Balances, December 31, 1999                     3,147,662  $3,147    $10,869   $  11                 $(7,825)     $(775)  $  5,427
                                              ========================================             ================================


See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                 (In Thousands)

                                                                Six Month Period
                                                                     Ended             Year Ended June 30,
                                                                  December 31,    ----------------------------
                                                                      1999           1999            1998
--------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                               $  (2,070)      $    625       $  (6,794)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities
      Provision for loan losses                                        1,345           (138)          4,543
      Investment securities gains                                                                       (79)
      Letter of credit valuation provision                             1,069           (715)          6,778
      Funding on outstanding letter of credit                           (450)
      Gain on sale of premises and equipment                                            (21)
      Gain on sale of mortgage servicing rights                                                        (134)
      Depreciation                                                       196            402             449
      Investment securities amortization (accretion), net                 31             39             (16)
      Valuation allowance for premises and equipment                                                    100
      Valuation allowance--affordable housing investments                 331            545           1,478
      Loans originated for sale                                       (4,527)       (25,474)         (9,755)
      Proceeds from sale of loans                                      4,542         25,342           9,468
      Amortization of net loan origination fees and points               (14)           (61)            (26)
      Deferred income tax benefit                                     (1,673)            (6)         (3,389)
      Changes in
        Interest payable and other liabilities                           219             66            (682)
        Interest receivable and other assets                             594          3,642          (1,361)
                                                                ----------------------------------------------
      Net cash provided (used) by operating activities                  (407)         4,246             580
                                                                ----------------------------------------------

Investing Activities
   Purchases of securities available for sale                                       (25,388)         (1,906)
   Proceeds from maturities of securities available for sale           2,463          7,189           2,476
   Proceeds from sales of securities available for sale                                               3,451
   Proceeds from sale of mortgage servicing rights                                                      687
   Net change in loans                                                12,069         45,683          42,270
   Purchase of premises and equipment                                   (231)          (267)           (111)
   Proceeds from sales of premises and equipment                                         40              56
                                                                ----------------------------------------------
      Net cash provided by investing activities                       14,301         27,257          46,923
                                                                ----------------------------------------------

Financing Activities
   Net change in
      Noninterest-bearing, interest-bearing
        demand and savings deposits                                   (2,022)        (1,430)            910
      Certificates of deposit                                          8,442        (18,913)        (33,758)
      Short-term borrowings                                              (39)        (2,403)         (2,660)
   Proceeds of long-term debt                                                         5,000
   Repayment of long-term debt                                        (5,645)        (5,339)         (8,601)
   Net change in advances by borrowers for
      taxes and insurance                                                 17            (34)           (248)
   Purchase of stock                                                                                    (14)
   Sale of stock                                                                         90
   Cash dividends                                                                      (156)         (1,186)
   Proceeds from exercise of stock warrants                                                           2,492
                                                                ----------------------------------------------
      Net cash provided (used) by financing activities                   753        (23,185)        (43,065)
                                                                ----------------------------------------------

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                 (In Thousands)
                                   (Continued)

                                                       Six Month Period
                                                            Ended         Year Ended June 30,
                                                         December 31,  ----------------------------
                                                             1999         1999           1998
---------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                       $14,647    $   8,318      $   4,438

Cash and Cash Equivalents, Beginning of Year                   16,267        7,949          3,511
                                                       --------------------------------------------

Cash and Cash Equivalents, End of Year                        $30,914      $16,267       $  7,949
                                                       ============================================

Additional Cash Flows Information
   Interest paid                                             $  4,211     $  9,879        $11,900
   Income tax paid (refunded)                                               (3,013)           625


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


>>   Investment Securities Available for Sale

                                                        Gross           Gross
                                         Amortized    Unrealized     Unrealized      Fair
                                           Cost         Gains          Losses       Value
                                       -------------------------------------------------------
December 31, 1999
   Mortgage-backed securities              $25,589                      $(1,284)     $24,305
                                       =======================================================


June 30, 1999
   Mortgage-backed securities              $28,083                        $(758)     $27,325
                                       =======================================================

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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>   Loans and Allowance

                                                                December 31,     June 30,
                                                                    1999           1999
-----------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
      Conventional                                               $  48,845      $  49,733
      Construction                                                   1,867          6,732
      Commercial                                                     8,576         14,140
      Multi-family                                                   3,629          7,597
      First mortgage real estate loans purchased                     1,899          2,061
   Commercial loans--other than secured by real estate               4,154          6,076
   Consumer and home equity loans                                   29,970         27,618
                                                                --------------------------
           Total loans                                              98,940        113,957

   Allowance for loan losses                                        (2,021)        (3,521)
                                                                --------------------------

           Total loans, net of the allowance for loan losses     $  96,919      $ 110,436
                                                                ==========================

Multi-family first mortgage loans are loans made to affordable housing developments. An additional $1,529 and $5,937 in multi-family loans is included in construction loans at December 31 and June 30, 1999.

                                                         Six Month
                                                        Period Ended     Year Ended June 30
                                                        December 31,  ------------------------
Allowance for Loan Losses                                   1999        1999          1998
-----------------------------------------------------------------------------------------------
   Balances, beginning of period                            $3,521      $3,049        $1,781
   Provision for losses                                      1,345        (138)        4,543
   Transfer from letter of credit valuation reserve                        895
   Recoveries on loans                                          32          53            24
   Loans charged off                                        (2,877)       (338)       (3,299)
                                                       ---------------------------------------

   Balances, end of period                                  $2,021      $3,521        $3,049
                                                       =======================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


Information on impaired loans is summarized below:

                                                          December 31,     June 30,
                                                              1999           1999
-------------------------------------------------------------------------------------
Impaired loans with an allowance                             $ 7,351        $16,533
                                                        =============================

Allowance for impaired loans (included in
   allowance for loan losses)                                $ 1,055       $  1,842
                                                        =============================

                                                          December 31,     June 30,
                                                              1999           1999
-------------------------------------------------------------------------------------

Average balance of impaired loans                            $13,548        $13,868
Interest income recognized on impaired loans                     663          1,396
Cash-basis interest included above                               614          1,396

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

                                                                    June 30,
                                               December 31, -----------------------
                                                   1999        1999         1998
                                              -------------------------------------
Letter of credit valuation allowance
   Balances, beginning of year                    $5,168      $6,778
   Provision                                       1,069        (715)      $6,778
   Transfer to allowance for loan losses                        (895)
   Funding on outstanding letter of credit          (450)
                                              -------------------------------------

   Balances, end of year                          $5,787      $5,168       $6,778
                                              =====================================

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


>>   Premises and Equipment

                                           December 31,           June 30,
                                               1999                 1999
-------------------------------------------------------------------------------
Land                                          $1,620               $1,620
Building and land improvements                 5,369                5,337
Furniture, fixtures and equipment              2,455                2,256
                                         --------------------------------------
        Total cost                             9,444                9,213
Accumulated depreciation                      (3,717)              (3,521)
                                         --------------------------------------

Net                                           $5,727               $5,692
                                         ======================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>   Other Assets and Investments in Limited Partnerships

Included in other assets at December 31, 1999 and June 30, 1999 are investments of $1,302 and $1,652 in limited partnerships which are organized to build, own and operate apartment complexes. The investments at December 31, 1999 are as follows:

       Percentage and Type of     Amount of          Number of
        Partnership Interest     Investment         Partnerships
      -----------------------------------------------------------

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

                                                  December      June 30,
                                                  31, 1999        1999
--------------------------------------------------------------------------

Combined condensed balance sheet (unaudited)
Assets
   Cash                                           $     322    $     487
   Land and property                                 54,531       53,424
   Other assets                                       1,733        1,516
                                                 -------------------------

        Total assets                                $56,586      $55,427
                                                 =========================

Liabilities
   Notes payable                                    $40,015      $38,157
   Other liabilities                                  2,575        2,732
                                                 -------------------------
        Total liabilities                            42,590       40,889
   Partners' equity                                  13,996       14,538
                                                 -------------------------

        Total liabilities and partners' equity      $56,586      $55,427
                                                 =========================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)

                                                           Six Months
                                                             Ended       Year Ended June 30,
                                                          December 31, -----------------------
                                                              1999         1999        1998
----------------------------------------------------------------------------------------------
Combined condensed statement of operations (unaudited)
   Total revenue                                            $ 3,481      $ 5,734     $ 5,259
   Total expenses                                             4,539        7,161       6,784
                                                          ------------------------------------

        Net loss                                            $(1,058)     $(1,427)    $(1,525)
                                                          ====================================

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

Included in other assets is interest receivable as follows:

                                                         December 31,  June 30,
                                                             1999        1999
--------------------------------------------------------------------------------
Interest receivable on loans                                $570         $707
Interest receivable on investment securities and other       170          180
                                                         -----------------------

        Total interest receivable                           $740         $887
                                                         =======================


>>   Deposits

                                                         December 31,  June 30,
                                                            1999         1999
-------------------------------------------------------------------------------

Non-interest bearing transaction accounts                $   6,593     $  6,223
Interest-bearing transaction accounts                       17,766       18,829
Money market deposit accounts                                2,072        2,715
Savings accounts                                             4,559        5,245
Certificates of $100 or more                                22,974       17,105
Other certificates and time deposits                        81,052       78,479
                                                         -----------------------

        Total deposits                                    $135,016     $128,596
                                                         =======================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


Certificates maturing in years ending December 31:

2000                                   $  56,583
2001                                      39,988
2002                                       5,896
2003                                       1,372
2004                                         185
Thereafter                                     2
                                     -----------

                                        $104,026
                                     ===========


>>   Short-Term Borrowings

                                    December 31,      June 30,
                                        1999            1999
---------------------------------------------------------------

Treasury tax and loan note option       $89             $128
                                    ===========================


>>   Long-Term Debt

                                                                           December 31,    June 30,
                                                                               1999          1999
-----------------------------------------------------------------------------------------------------
Note payable, 6.78%, adjusted annually, payable $15 per month, including
   interest, due April 2009, secured by specific multi-family mortgages                   $  2,182
Note payable, 8.48% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                   $     985          990
Note payable, 8.48% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                       1,510        1,517
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                      2,000        2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                    1,476        1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                  1,494        1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                     7,000        7,000
Federal Home Loan Bank advances, due at various dates through
   2003 (weighted average rates of 6.59% and 6.50% at December 31
   and June 30, 1999)                                                           9,039       12,490
                                                                           --------------------------

        Total long-term debt                                                  $23,504      $29,149
                                                                           ==========================

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

                                                          June 30,
                                      December 31,  -------------------
                                          1999        1999       1998
                                      ---------------------------------
Mortgage servicing rights
   Balances, beginning of year             $409       $226       $721
   Servicing rights capitalized              45        250        127
   Amortization of servicing rights         (24)       (67)       (69)
   Sale of servicing rights                                      (553)
                                      ---------------------------------

   Balances, end of year                   $430       $409       $226
                                      =================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>   Income Tax

                                                            Six Month
                                                           Period Ended    Year Ended June 30,
                                                           December 31,  -----------------------
                                                               1999         1999        1998
------------------------------------------------------------------------------------------------
Income tax benefit
   Currently payable
      Federal                                                               $(330)     $(1,803)
      State                                                    $     2         (2)          (2)
   Deferred
      Federal                                                   (1,356)       (39)      (2,382)
      State                                                       (317)        33       (1,007)
                                                           -------------------------------------

        Total income tax benefit                               $(1,671)     $(338)     $(5,194)
                                                           =====================================

Reconciliation of federal statutory to actual tax benefit
   Federal statutory income tax at 34%                         $(1,272)    $   98      $(4,076)
   Effect of state income taxes                                   (208)        21         (666)
   Affordable housing tax credits and other                       (191)      (457)        (452)
                                                           -------------------------------------

        Actual tax benefit                                     $(1,671)     $(338)     $(5,194)
                                                           =====================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


A cumulative deferred tax asset is included in other assets. The components of the asset are as follows:

                                                                      December 31,           June 30,
                                                                         1999                  1999
---------------------------------------------------------------------------------------------------------
Assets
   Differences in accounting for certain accrued liabilities           $     12             $     16
   Allowance for loan losses                                              2,391                1,252
   Letter of credit allowance for loss                                      926                  916
   Loan fees                                                                 32                   68
   Unrealized gain/loss on available-for-sale securities                    509                  300
   Alternative minimum tax credit                                           147                  147
   Low income housing credit carryforward                                 1,337                1,145
   State net operating loss carryforward                                    805                  703
   Federal net operating loss carryforward                                  761                  382
   Other                                                                     39                    6
                                                                  ---------------------------------------
           Total assets                                                   6,959                4,935
                                                                  ---------------------------------------

Liabilities
   Depreciation                                                             (40)                 (40)
   State income tax                                                        (273)                (239)
   Differences in basis of FHLB stock                                       (66)                 (66)
   Basis differential on certain partnership interests                   (1,038)                (938)
   Differences in accounting for mortgage servicing rights                 (170)                (162)
                                                                  ---------------------------------------
           Total liabilities                                             (1,587)              (1,445)
                                                                  ---------------------------------------

                                                                         $5,372               $3,490
                                                                  =======================================

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

There are no specific targets for capital levels included or agreed to within the Supervisory Agreement ("Agreement") between United and the OTS, only a requirement that United include capital targets within a strategic plan. The original strategic plan developed by United established capital targets of 8.25% for tangible, leverage and core capital and 16% for risk-based capital. The Agreement did set a target level to reduce its classified assets to 50% of core capital plus the allowance for loan losses and the letter of credit valuation reserves by December 31, 1999. At December 31, 1999, United's tangible, leverage and core capital was 6.8% and risk-based capital was 14.3%. United's classified assets to core capital plus the allowance for loan losses and letter of credit valuation reserves was 85.8% at December 31, 1999.

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


United's actual and required capital amounts and ratios are as follows:

                                                                            Required for            To Be Well
                                                          Actual          Adequate Capital*        Capitalized*
                                                 ------------------------------------------------------------------
                                                    Amount     Ratio     Amount      Ratio      Amount      Ratio
                                                 ------------------------------------------------------------------
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

Management of United has begun taking, or refraining from taking, as applicable, some of the actions requested by the OTS. United was in compliance with all of the provisions of the Agreement at December 31, 1999, except for the targeted capital levels it set forth in its strategic plan and the targeted reduction in classified asset levels set forth in the Agreement.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, July 1, 1999                                $5,909

Loans charged off                                     (1,569)
New loans, including renewals                            162
Payments, etc., including renewals                    (1,510)
                                                     --------

Balances, December 31, 1999                           $2,992
                                                     ========

Total internally classified related party loans included in the total related party loans at December 31 and June 30, 1999 were $2,943 and $6,200. General reserves for these classified related party loans totaled $427 and are included in the allowance for loan losses.


>>   Stock Option Plans

Under Fidelity's stock option plans, Fidelity grants stock option awards which vest and become exercisable at various dates. During the six months ended December 31, 1999 and years ended June 30, 1999 and 1998, Fidelity authorized the grant of options for up to 3,000, 12,500 and 71,531 shares of its common stock. The exercise price of each option, which has a ten year life, was greater than the market price of Fidelity's stock on the date of grant; therefore, no compensation expense was recognized.

Although Fidelity has elected to follow APB No. 25, SFAS No. 123 requires proforma disclosures of net income and earnings per share as if Fidelity had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                  Six Months
                                                    Ended       Year Ended    Year Ended
                                                  December 31,   June 30,      June 30,
                                                     1999          1999          1998
----------------------------------------------------------------------------------------------
   Risk-free interest rates                           6.0%         5.2%          7.0%
   Dividend yields                                    0.0          0.0           2.50
   Volatility factors of expected market
     price of common stock                           28.9         26.9          27.4

   Weighted-average expected life of the options     10 years     10 years       9 years

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement is as follows:

                                               Six Months     Year      Year
                                                  Ended      Ended      Ended
                                               December 31, June 30,  June 30,
                                                  1999        1999      1998
-------------------------------------------------------------------------------

Net income (loss)                 As reported    $(2,070)      $625    $(6,794)
                                  Pro forma      $(2,076)      $611    $(6,851)
Basic earnings (loss) per share   As reported     $(.66)      $.20     $(2.30)
                                  Pro forma       $(.66)      $.20     $(2.32)
Diluted earnings (loss) per share As reported     $(.66)      $.20     $(2.32)
                                  Pro forma       $(.66)      $.20     $(2.34)


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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


At December 31, 1999, there were 115,486 options available for grant. A summary of the stock options activity for the Directors' Plan is as follows:

                                              December 31,          June 30,
                                                  1999       1999     1998
-----------------------------------------------------------------------------

Shares under option
   Outstanding at beginning of year              118,293    118,293   86,762
   Granted                                                            31,531

   Outstanding at end of year                    118,293    118,293  118,293

   Exercisable at end of year                    118,293    118,293  118,293

Weighted option price per share
   Exercisable                                   $  7.92     $ 7.92   $ 7.92
   Granted                                                             11.81

   Weighted-average fair value of options                              $1.38
     granted during the year (per option)


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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)

At December 31, 1999, there were 189,670 options available for grant. A summary of the stock options activity for the 1995 Plan is as follows:

                                            December 31,           June 30,
                                                1999       1999      1998
-----------------------------------------------------------------------------

Shares under option
   Outstanding at beginning of year             77,278     64,220    80,443
   Granted                                       3,000     23,058    40,000
   Forfeited/expired                                      (10,000)  (56,223)

   Outstanding at end of year                   80,278     77,278    64,220

   Exercisable at end of year                   47,620     47,020    36,176

Weighted option price per share
   Exercisable                                 $ 10.16    $ 10.26     10.68
   Granted                                        3.01       3.22     10.81

   Weighted-average fair value of options
      granted during the year (per option)       $1.64      $1.43     $1.53



>>   Earnings Per Share

Earnings per share were computed as follows:

                                     Six Month Period Ended                            Year Ended June 30
                                          December 31,            ---------------------------------------------------------------
                                              1999                           1999                             1998
                                -------------------------------------------------------------------------------------------------
                                            Weighted       Per-             Weighted     Per-               Weighted     Per-
                                             Average       Share            Average      Share               Average     Share
                                Income       Shares       Amount   Income    Shares     Amount      Loss     Shares     Amount
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                 $(2,070)                           $625                         $(6,794)
                                ----------                        --------                       ----------

Basic Earnings (Loss) Per Share
   Income available to common
      stockholders                 (2,070)   3,147,662     $(.66)     625    3,143,179      $.20   (6,794)   2,956,157   $(2.30)
                                -------------------------------------------------------------------------------------------------
Diluted Earnings (Loss)
   Per Share
   Income available to common
      stockholders and assumed
      conversions
                                  $(2,070)   3,147,662     $(.66)    $625    3,143,179      $.20  $(6,794)   2,956,157   $(2.30)
                                =================================================================================================

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

The estimated fair values of Fidelity's financial instruments are as follows:

                                                    December 31,                   June 30,
                                                       1999                          1999
                                            --------------------------------------------------------
                                             Carrying          Fair        Carrying         Fair
                                              Amount          Value         Amount         Value
----------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                 $  30,914       $  30,914     $  16,267      $  16,267
   Investment securities available for sale     24,305          24,305        27,325         27,325
   Loans, net                                   96,919          96,194       110,436        110,594
   Interest receivable                             740             740           887            887
   FHLB stock                                    3,920           3,920         3,920          3,920

Liabilities
   Deposits                                    135,016         135,077       128,596        128,856
   Short-term borrowings                            89              89           128            128
   Long-term debt                               23,504          23,515        29,149         28,896
   Interest payable                                329             329           272            272
   Standby letters of credit                     5,787           5,787         5,168          5,168

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


>>   Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of Fidelity:

                             Condensed Balance Sheet

                                                    December 31,    June 30,
                                                       1999          1999
------------------------------------------------------------------------------

Assets
   Cash and cash equivalents                         $     444      $  2,220
   Investment in common stock of subsidiaries           12,541        14,848
   Loans                                                 2,161         3,808
   Subordinated debentures and other loan
      receivables from subsidiaries                      4,875         4,875
   Income tax receivable                                 1,723         1,744
   Other assets                                            471           585
                                                     -------------------------

        Total assets                                   $22,215       $28,080
                                                     =========================

Liabilities
   Long-term debt                                      $14,948       $17,144
   Letter of credit valuation allowance                  1,670         2,855
   Other liabilities                                       170           267
                                                     -------------------------
        Total liabilities                               16,788        20,266

Stockholders' Equity                                     5,427         7,814
                                                     -------------------------

        Total liabilities and stockholders' equity     $22,215       $28,080
                                                     =========================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


                          Condensed Statement of Income

                                                         Six Month
                                                        Period Ended  Year Ended June 30,
                                                        December 31,  ----------------------
                                                            1999        1999         1998
--------------------------------------------------------------------------------------------
Income
   Dividends from subsidiaries                                        $   150      $   875
   Interest income                                         $   485      1,010        1,089
   Other income                                                  2          8           10
                                                       --------------------------------------
        Total income                                           487      1,168        1,974
                                                       --------------------------------------

Expense
   Interest expense                                            777      1,400        1,402
   Provision for loan losses                                   284        424        1,092
   Letter of credit valuation provision                       (735)      (434)       3,289
   Other expenses                                              293        461          555
                                                       --------------------------------------
        Total expense                                          619      1,851        6,338
                                                       --------------------------------------

Loss Before Income Tax and Equity in
    Undistributed (Distributions in Excess of)
    Income of Subsidiaries                                    (132)      (683)      (4,364)

Income Tax Benefit                                             (52)      (330)      (2,075)
                                                       --------------------------------------

Loss Before Equity in Undistributed (Distributions in
    Excess of) Income of Subsidiaries                          (80)      (353)      (2,289)

Equity in Undistributed (Distributions in Excess
    of) Income of Subsidiaries                              (1,990)       978       (4,505)
                                                       --------------------------------------

Net Income (Loss)                                          $(2,070)   $   625      $(6,794)
                                                       ======================================

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)


                        Condensed Statement of Cash Flows

                                                           Six Month Period     Year Ended June 30,
                                                          Ended December 31,  ------------------------
                                                                 1999         1999           1998
------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                            $(2,070)    $    625        $(6,794)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities
      Depreciation and amortization                                   8           24             40
      Provision for loan losses                                     284          424          1,092
      Letter of credit valuation provision                         (735)        (434)         3,289
      Funding on outstanding letter of credit                      (450)
      Undistributed net income of subsidiaries                    1,990         (978)         4,505
      (Increase) decrease in other assets                           127          371         (1,611)
      (Increase) decrease in other liabilities                      (97)         123         (1,045)
                                                             ------------------------------------------
      Net cash provided (used) by operating activities             (943)         155           (524)
                                                             ------------------------------------------

Investing Activities
   Decrease in interest-bearing deposits in other banks                            6
   Capital contributions to subsidiaries                                      (1,094)        (1,400)
   Advance on note to subsidiary                                                               (250)
   Principal payments received on notes from subsidiaries                      1,188
   Net change in loans                                            1,363         (160)         1,084
                                                             ------------------------------------------
      Net cash provided (used) by investing activities            1,363          (60)          (566)
                                                             ------------------------------------------

Financing Activities
   Repayment of long-term debt                                   (2,196)         (51)           (52)
   Proceeds from issuance of long-term debt                                    2,000
   Proceeds from exercise of stock warrants                                                   2,492
   Cash dividends                                                               (156)        (1,186)
   Purchase of treasury stock                                                                   (14)
   Sale of common stock                                                           90
                                                             ------------------------------------------
      Net cash provided (used) by financing activities           (2,196)       1,883          1,240
                                                             ------------------------------------------

Change in Cash and Cash Equivalents                              (1,776)       1,978            150

Cash and Cash Equivalents, Beginning of Year                      2,220          242             92
                                                             ------------------------------------------

Cash and Cash Equivalents, End of Year                         $    444       $2,220       $    242
                                                             ==========================================

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

FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Data)

Presented below is condensed financial information relating to Fidelity's business segments:

                                                            December 31, 1999
                                ---------------------------------------------------------------------------------
                                                      Real Estate
                                                      Development
                                  Banking             & Management           Eliminations             Total
-----------------------------------------------------------------------------------------------------------------
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

                                                              June 30, 1999
                                ------------------------------------------------------------------------------
                                                      Real Estate
                                                      Development
                                  Banking             & Management           Eliminations             Total
--------------------------------------------------------------------------------------------------------------

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

                                                              June 30, 1998
                                ------------------------------------------------------------------------------
                                                      Real Estate
                                                      Development
                                  Banking             & Management           Eliminations             Total
--------------------------------------------------------------------------------------------------------------

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

Eliminations in the above tables include, for total assets, the elimination of the Bank's investment in its affordable housing subsidiaries.

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

(a)(1) The following consolidated financial statements are included in Item 8:

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

Notes to consolidated Financial Statements                        48 through 76

(2) See response to Item 14 (a) (1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) List of Exhibits

Exhibit Number    Description
--------------    -----------

     3(a) Articles of Incorporation of Fidelity, filed as exhibit 3(a) to Fidelity's 1995 Annual Report on Form 10-K, are incorporated herein by reference.

     3(b) By-Laws of Fidelity, filed as exhibit 3(b) to Fidelity's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

     10(a) The 1993 Director's Stock Option Plan, filed as exhibit 10(d) to
           Fidelity's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

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

                                   FIDELITY FEDERAL BANCORP
                                   Registrant

                                   By /S/ M. BRIAN DAVIS
                                     ------------------------------------------
                                      M. Brian Davis
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                   By /S/ DONALD R. NEEL
                                     ------------------------------------------
                                      Donald R. Neel, Executive Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 27, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

By /S/ JACK CUNNINGHAM
  -------------------------------------------
       Jack Cunningham,
       Chairman

By /S/ M. BRIAN DAVIS
  -------------------------------------------
       M. Brian Davis
       President, Chief Executive Officer
       and Director

By:/S/ CURT J. ANGERMEIER
  -------------------------------------------
       Curt J. Angermeier, Director

By /S/ WILLIAM R. BAUGH
  -------------------------------------------
       William R. Baugh, Director

By /S/ DONALD R. NEEL
  -------------------------------------------
       Donald R. Neel, Director

By /S/ BARRY A. SCHNAKENBURG
  -------------------------------------------
       Barry A. Schnakenburg, Director

INDEX TO EXHIBITS
-----------------

Page    Exhibit Number                               Exhibit
------------------------------------------------------------------------------
67           11         Statement regarding computation of per share earnings.
                        See (Earnings per Share) of this document.

80           21         Subsidiaries of Fidelity Federal Bancorp.

81           27         Financial Data Schedule.