Form 10-Q/A
period 2000-03-31
FIDELITY FEDERAL BANCORP
filed 2001-03-02
CIK 910492

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

                                      Index



                                                                           Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

    The Condensed Consolidated Balance sheet............................     3

    Condensed Consolidated Statement of Income..........................     4

    Condensed Consolidated Statement of Stockholders' Equity............     5

    Condensed Consolidated Statement of Cash Flows......................     6

    Notes to Condensed Consolidated Financial Statements................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
          and Financial Condition....................................... 11-26

PART II - OTHER INFORMATION.............................................    27

SIGNATURES..............................................................    28

EXHIBIT INDEX...........................................................    29

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                    The Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                               March 31,   December 31,
                                                                 2000         1999
                                                               ---------    -----------
Assets
Cash and due from banks                                        $   1,326    $   8,003
Interest-bearing demand deposits                                  12,921       22,911
                                                               ---------    ---------
     Cash and cash equivalents                                    14,247       30,914
Investment securities available for sale                          23,811       24,305
Loans, net of allowance for loan losses of $2,009 and $2,021     105,248       96,919
Premises and equipment                                             5,548        5,727
Federal Home Loan Bank of Indianapolis stock                       3,920        3,920
Deferred income tax receivable                                     5,317        5,372
Interest receivable and other assets                               4,609        4,300
                                                               ---------    ---------
     Total assets                                              $ 162,700    $ 171,457
                                                               =========    =========

Liabilities
Deposits
     Non-interest bearing                                      $   6,096    $   6,593
     Interest-bearing                                            119,352      128,423
                                                               ---------    ---------
        Total deposits                                           125,448      135,016
Short-term borrowings                                                 30           89
Long-term debt                                                    22,988       23,504
Advances by borrowers for taxes and insurance                        604          409
Valuation allowance for letters of credit                          5,787        5,787
Other liabilities                                                  2,365        1,225
                                                               ---------    ---------
     Total liabilities                                           157,222      166,030

Stockholders' Equity
Preferred stock, no par or stated value
     Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
     Authorized - 5,000,000 shares
     Issued Outstanding - 3,147,662 shares                         3,147        3,147
Additional paid in capital                                        10,869       10,869
Stock warrants                                                        11           11
Accumulated deficit                                               (7,993)      (7,825)
Accumulated other comprehensive loss                                (556)        (775)
                                                               ---------    ---------
        Total stockholders' equity                                 5,478        5,427
                                                               ---------    ---------

Total liabilities and stockholders' equity                     $ 162,700    $ 171,457
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

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Condensed Consolidated Statement of Income
                      (In thousands, except for share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                               2000           1999
                                                            -----------    -----------
Interest Income
     Loans receivable                                       $     2,190    $     2,723
     Investment securities - taxable                                401            259
     Federal funds sold                                                             14
     Deposits with financial institutions                           305            290
     Other dividend income                                           78             77
                                                            -----------    -----------
        Total interest income                                     2,974          3,363
                                                            -----------    -----------

Interest Expense
     Deposits                                                     1,609          1,817
     Short-term borrowings                                            1              1
     Long-term debt                                                 485            546
                                                            -----------    -----------
        Total interest expense                                    2,095          2,364
                                                            -----------    -----------

Net interest income                                                 879            999
     Provision (adjustment) for loan losses                          75           (404)
                                                            -----------    -----------
Net interest income after provision for loan losses                 804          1,403
                                                            -----------    -----------

Non-interest income
     Fee income-apartment management                                 44             54
     Service charges on deposit accounts                             77            105
     Net gains on loan sales                                          7             89
     Letter of credit fees                                          145            146
     Real estate investment banking fees                             17             16
     Servicing fees on loans sold                                    28             25
     Other income                                                   117            136
                                                            -----------    -----------
        Total non-interest income                                   435            571
                                                            -----------    -----------

Non-interest expense
     Salaries and employee benefits                                 763            866
     Net occupancy expense                                           92             84
     Equipment expense                                               69             68
     Data processing expense                                         84            105
     Deposit insurance expense                                       60             72
     Legal and professional fees                                    133             86
     Advertising                                                     30             47
     Letter of credit valuation provision                                           35
     Valuation allowance - affordable housing investments            21             84
     Other expense                                                  421            427
                                                            -----------    -----------
        Total non-interest expense                                1,673          1,874
                                                            -----------    -----------

Income (loss) before income tax                                    (434)           100
     Income tax benefit                                            (266)           (35)
                                                            -----------    -----------
Net Income (loss)                                           $      (168)   $       135
                                                            ===========    ===========

Per share:
     Basic earnings (loss) per share                        $     (0.05)   $      0.04
     Diluted earnings (loss) per share                            (0.05)          0.04
     Average common and common equivalent
        shares outstanding                                    3,147,662      3,147,663

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                2000       1999
                                               -------    -------
Beginning Balances                             $ 5,427    $ 8,036
Comprehensive income:
     Net income (loss)                            (168)       135
     Other comprehensive income net of tax--
     Unrealized gain (loss) on securities          219        (72)
                                               -------    -------
        Comprehensive income                        51         63
                                               -------    -------

Balances, March 31                             $ 5,478    $ 8,099
                                               =======    =======

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                   Three months ended
                                                                         March 31,
                                                                     2000       1999
                                                                   --------    --------
Operating Activities
Net income (loss)                                                  $   (168)   $    135
Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Provision for loan losses                                           75        (404)
     Letter of credit valuation provision                                            35
     Depreciation                                                        92          98
     Investment securities amortization (accretion) net                  15          12
     Valuation allowance - affordable housing investments                21          84
     Loans originated for sale                                       (1,437)     (6,622)
     Proceeds from sale of loans                                      1,424       6,638
     Amortization of net loan origination fees and points                (4)        (15)
     Deferred income tax benefit                                         55        (443)
     Changes in:
        Interest receivable and other assets                           (330)      1,239
        Interest payable and other liabilities                          996          68
                                                                   --------    --------
Net cash provided by operating activities                               739         825

Investing Activities
     Purchases of securities available for sale                                 (13,014)
     Proceeds from maturities of securities available for sale          842       3,848
     Net change in loans                                             (8,387)     13,107
     Purchases of premises and equipment                                (21)        (60)
     Proceeds from sale of premises and equipment                       108           7
                                                                   --------    --------
Net cash provided (used) by investing activities                     (7,458)      3,888

Financing Activities
     Net change in:
        Noninterest-bearing, interest-bearing demand and
          savings deposits                                           (1,679)       (697)
        Certificates of deposit                                      (7,889)     (8,446)
        Short-term borrowings                                           (59)       (110)
     Repayment of long-term debt                                       (516)     (1,336)
     Net change in advances by borrowers for taxes and insurance        195         217
                                                                   --------    --------
Net cash used by financing activities                                (9,948)    (10,372)

Net change in Cash and Cash Equivalents                             (16,667)     (5,659)
Cash and Cash Equivalents, beginning of period                       30,914      29,960
                                                                   --------    --------
Cash and Cash Equivalents, end of period                           $ 14,247    $ 24,301
                                                                   ========    ========

Additional Cash Flows and Supplementary information
     Interest paid                                                 $  1,121    $  1,540

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

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, building, renting and managing affordable housing projects. Currently, they are involved only in the business of owning, renting and managing affordable housing properties. Another subsidiary of United, Village Insurance Corporation, receives fee income for credit life and accident health insurance sales.


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

o          Capital Infusion

On July 16, 1999, Fidelity signed a letter of intent with Lincolnshire Management, Inc. ("Lincolnshire"). This proposed transaction was terminated in November 1999.

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

                                                     Real Estate
Three months ended                                   Development
March 31, 2000                             Banking   & Management Eliminations   Total
--------------------------------------------------------------------------------------------------
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


                                                     Real Estate
Three months ended                                   Development
March 31, 1999                             Banking   & Management Eliminations   Total
--------------------------------------------------------------------------------------------------
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

                   Interest Rate Risk as of December 31, 1999

                         Net Portfolio Value              NPV as Percent of Present
                            (in thousands)                     Value of Assets
------------------------------------------------------------------------------------
   Change       Dollar          Dollar       Percentage
  in Rates      Amount          Change         Change       NPV Ratio      Change
------------------------------------------------------------------------------------
   + 300 bp    $10,879         $(4,685)         (30)%          6.75%      - 242 bp
   + 200 bp     12,622          (2,942)         (19)           7.69       - 148 bp
   + 100 bp     14,256          (1,308)          (8)           8.53       -  64 bp
       0 bp     15,564                                         9.17
   - 100 bp     16,148             584            4            9.41          24 bp
   - 200 bp     16,023             459            3            9.27          10 bp
   - 300 bp     16,010             446            3            9.19           2 bp



Interest Rate Risk as of March 31, 1999
                         Net Portfolio Value              NPV as Percent of Present
                            (in thousands)                     Value of Assets
------------------------------------------------------------------------------------
   Change       Dollar          Dollar       Percentage
  in Rates      Amount          Change         Change       NPV Ratio      Change
------------------------------------------------------------------------------------
  +300 bp      $10,630        $(2,012)          (16)%          6.12%      - 86 bp
  +200 bp       11,773           (869)           (7)           6.67       -31 bp
  +100 bp       12,555            (87)           (1)           7.01         3 bp
     0 bp       12,642                                         6.98
  -100 bp       12,008           (634)           (5)           6.58       - 40 bp
  -200 bp       11,352         (1,290)           (10)          6.17       - 82 bp
  -300 bp       10,717         (1,925)           (15)          5.77      - 121 bp

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


Non-interest income
-------------------
(in thousands)
                                    Three Months Ended
                                         March 31,         Increase
                                       2000    1999       (Decrease)
                                      ------  ------      ----------
Fee income-apartment management       $  44   $  54         $ (10)
Service charges on deposit accounts      77     105           (28)
Gain on sale of real estate loans         7      89           (82)
Letter of credit fees                   145     146            (1)
Servicing fees on loans sold             28      25             3
Release fees on multifamily loans         2      10            (8)
Real estate investment banking fees      17      16             1
Agent fee income                          7       7            --
Title fee income                          5      13            (8)
Other                                   103     106            (3)
                                      -----   -----         -----
  Total non-interest income           $ 435   $ 571         $(136)
                                      =====   =====         =====

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

Non-Interest Expense
Non-interest expense decreased $201,000 or 10.7% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The following table summarizes non-interest expense for the three months ending March 31, 1999 and 2000:

                                                        Three Months Ended
                                                             March 31
                                                     -------------------------------------------------
                                                                                            Increase
                                                      2000               1999              (Decrease)
                                                      ----               ----              ----------

Salaries and employee benefits                         $763               $866          $    (103)
Letter of credit valuation provision                                        35                (35)
Write down of affordable housing
  Partnership investments                                21                 84                (63)
Legal and professional                                  133                 86                 47
Occupancy expense                                        92                 84                  8
Equipment expense                                        69                 68                  1
Data processing expense                                  84                105                (21)
Advertising                                              30                 47                (17)
Deposit insurance                                        60                 72                (12)
Correspondent bank charges                               38                 39                 (1)
Printing and supplies                                    21                 27                 (6)
Loss on investment                                       62                 51                 11
Telephone                                                34                 19                 15
Postage                                                  24                 26                 (2)
Travel and lodging                                        7                  4                  3
Other operating expense                                 235                261                (26)
                                                     -------------------------------------------------

   Total non-interest expense                        $1,673             $1,874              $(201)
                                                     =================================================


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

Loans
The following table shows the composition of Fidelity's loan portfolio as of March 31, 2000 and December 31, 1999:

                                                   March             December
                                                   2000                1999
----------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
      Conventional                               $  48,647           $  48,845
      Construction                                   1,823               1,867
      Commercial                                     8,228               8,576
      Multi-family loans                             4,165               3,629
      Home equity loans                              5,406               5,567
      First mortgage real estate loans
         Purchased                                   1,824               1,899
                                                ----------------------------------
                                                    70,093              70,383
   Commercial loans, other than
      secured by real estate                         3,926               4,154
   Consumer loans                                   33,238              24,403
                                                ----------------------------------
        Total loans                                107,257              98,940
   Allowance for loan losses                        (2,009)             (2,021)
                                                ----------------------------------

        Net loans                                 $105,248             $96,919
                                                ==================================

        Total assets                              $162,700            $171,457
                                                ==================================

        Total loans to total assets                  65.9%               57.7%
                                                ==================================

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

The following table provides information on Fidelity's non-performing loans as of March 31, 2000 and December 31, 1999:

                                                               March 31,         December 31,
                                                                 2000                1999
  --------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
  Non-accrual loans
     Commercial                                                 $   298
     Real estate mortgage                                           158            $   253
     Multi-family                                                                      229
                                                             ---------------------------------
        Total non-accrued loans                                     456                482
  Restructured
     Consumer                                                        62                 75
     Commercial                                                     119                118
                                                             ---------------------------------
        Total restructured loans                                    181                193
  90 days or more past due and accruing
     Consumer                                                        56                135
     Commercial                                                     365                313
                                                             ---------------------------------
        Total 90 days or more past due and accruing                 421                448
                                                             ---------------------------------

          Total non-performing loans                             $1,058             $1,123
                                                             =================================

  Ratio of non-performing loans to total loans                   0.99%              1.14%
                                                             =================================

                                                             =================================
  Total loans                                                 107,257               98,940
                                                             =================================

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

Classified Assets and Letters of Credit
(In Thousands)

                                                    March 31,     December 31,
                                                       2000           1999
------------------------------------------------------------------------------

Classified assets                                     $8,660         $8,991
Classified letters of credit                          12,868         13,218
                                                  ----------------------------
      Total classified assets/letters of credit      $21,528        $22,209
                                                  ============================

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

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at March 31, 2000 and December 31, 1999:

                                                         March 31,          December 31,
                                                           2000                 1999
-----------------------------------------------------------------------------------------
                                                                (in thousands)
Allowance for loan losses
   at beginning of period                               $   2,021            $   3,521
                                                   --------------------------------------
Loan charge offs
   Real estate mortgage                                        34
   Multi-family                                                                  2,631
   Commercial                                                                       11
   Consumer                                                    88                  235
                                                   --------------------------------------
      Total loan charge offs                                  122                2,877
                                                   --------------------------------------

Loan recoveries
   Real estate mortgage
    Multi-family                                                                     3
   Commercial                                                  17                    3
   Consumer                                                    18                   26
                                                   --------------------------------------
      Total loan recoveries                                    35                   32
                                                   --------------------------------------

Net charge offs                                                87                2,845

Reclassifications

Provision for loan losses                                      75                1,345
                                                   --------------------------------------

Allowance for loan losses at end of period              $   2,009            $   2,021
                                                   ======================================

Ratio of net charge offs to average loans
   outstanding during period                                0.34%                5.20%
                                                   ======================================

Ratio of provision for loan losses to average
   loans outstanding during period                          0.29%                2.46%
                                                   ======================================

Ratio of allowance for loan losses to total loans
   outstanding at year end                                  1.87%                2.04%
                                                   ======================================

Average amount of loans
   outstanding for the period                            $102,492             $108,455
                                                   ======================================

Amount of loans outstanding
   at end of period                                      $107,257              $98,940
                                                   ======================================

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

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at March 31, 2000 and at December 31, are as follows:

Allocation of Amount
                                               March 31,           December 31,
                                                 2000                  1999
---------------------------------------------------------------------------------
                                                      (in thousands)
Real Estate Mortgage:
   Conventional and home equity                 $   70              $   103
   Multi-family                                    491                  482
Consumer                                           501                  496
Commercial                                         947                  940
                                           --------------------------------------

      Total                                     $2,009               $2,021
                                           ======================================

Percentage of Loans to Total Loans
                                               March 31,           December 31,
                                                 2000                  1999
---------------------------------------------------------------------------------
Real Estate Mortgage
   Conventional and home equity                 52.1%                51.3%
   Multi-family                                  5.4                  3.7
Consumer                                        31.2                 30.3
Commercial                                      11.3                 14.7
                                           --------------------------------------
      Total                                    100.0%               100.0%
                                           ======================================


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

The following table sets forth the components of United's available-for-sale investment portfolio as of March 31, 2000 and December 31, 1999:

                                                    March 31,         December 31,
                                                      2000                1999
----------------------------------------------------------------------------------
                                                          (in thousands)
   Federal agency securities
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                     $  977            $  1,043
   Federal National Mortgage Association
      Mortgage-backed securities                      1,311               1,377
   Government National Mortgage Association
      mortgage-backed securities                     21,523              21,885

                                               -----------------------------------

        Total securities available for sale         $23,811             $24,305
                                               ===================================

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

                                                      March 31,              December 31,
                                                        2000                     1999
Average Deposits                                 Amount        Rate        Amount        Rate
-----------------------------------------------------------------------------------------------
                                                               (in thousands)
Demand                                          $   5,793                $   6,097
NOW accounts                                       17,122       3.28%       19,107       3.39%
Money market accounts                               2,295       1.99         2,545       2.03
Savings accounts                                    4,416       2.09         4,657       2.26
Certificates of deposit                            87,021       5.72        78,329       5.60
Agent-acquired certificates of deposit             13,286       5.92        18,147       5.88
                                              -------------            -------------

           Totals                                $129,933       4.97%     $128,882       4.85%
                                              =============            =============

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

The following table summarizes Fidelity's borrowings as of March 31, 2000 and December 31, 1999.

                                                                           March 31, 2000     December 31, 1999
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------
Note payable, 8.48% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                      $     982                  985
Note payable, 8.48% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                          1,505                1,510
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                         2,000                2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                       1,476                1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                     1,494                1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                        7,000                7,000
Federal Home Loan Bank advances, due at various dates through
   2002 (weighted average rates of 6.58% and 6.59% at March 31, 2000
   and December 31, 1999)                                                          8,531                9,039
                                                                           ---------------------------------------

        Total long-term debt                                                     $22,988              $23,504
                                                                           =======================================

Capital Resources
Fidelity's stockholders' equity increased $51,000 to $5.5 million at March 31, 2000, compared to $5.4 million at December 31, 1999. The change in stockholders' equity was accounted for by a net loss of $168,000 and a decrease in the in the net unrealized loss on securities available for sale of $219,000.

At March 31, 2000, actual and required minimum levels (to be adequately and well capitalized) of regulatory capital for United were as follows:

                                                              (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Required for                   To be well
                                             Actual                           Adequate Capital                 capitalized
                                             Amount          Ratio       Amount             Percent    Amount             Percent
---------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital (to
risk-weighted assets)                        $17,735          13.7%     $10,380               8.0%     $12,975            10.0%
---------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted
assets)                                       11,215           8.6        5,190               4.0        7,785             6.0
---------------------------------------------------------------------------------------------------------------------------------
Core  capital (to adjusted  total
assets)                                       11,215           7.2        6,269               4.0        7,836             5.0
---------------------------------------------------------------------------------------------------------------------------------
Core capital (to adjusted
tangible assets)                              11,215           7.2        3,134               2.0      N/A                 N/A
---------------------------------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted
total assets)                                 11,215           7.2        2,351               1.5      N/A                 N/A
---------------------------------------------------------------------------------------------------------------------------------

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

There are no specific targets for capital levels included or agreed to within the Supervisory Agreement ("Agreement") between United and the OTS, only a requirement that United include capital targets within a strategic plan. The original strategic plan developed by United established capital targets of 8.25% for tangible, leverage and core capital and 16% for risk-based capital. The Agreement did set a target level to reduce its classified assets to 50% of core capital plus the allowance for loan losses and the letter of credit valuation reserves by December 31, 1999. At March 31, 2000, United's tangible, leverage and core capital was 7.2% and risk-based capital was 13.7%. United's classified assets to core capital plus the allowance for loan losses and letter of credit valuation reserves was 73.5% at March 31, 2000.

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


ITEM 4   Submission of Matters to a Vote of Security Holders:
              None


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

                                    FIDELITY FEDERAL BANCORP



Date: MAY 12, 2000                  By:   /s/ M. BRIAN DAVIS
      ------------------------            ---------------------
                                          M. Brian Davis
                                          President and CEO



                                    By:   /s/ DONALD R. NEEL
                                          ---------------------
                                          Donald R. Neel,
                                          Executive Vice President, CFO
                                          and Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index


Reg. S-K
Exhibit No.                 Description of Exhibit                Page
--------------------------------------------------------------------------------
   27                       Financial Data Schedule                30