Form 10-Q/A
period 2000-06-30
FIDELITY FEDERAL BANCORP
filed 2001-03-02
CIK 910492

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

                                      Index



                                                                           Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

    Condensed Consolidated Balance sheet.................................     3

    Condensed Consolidated Statement of Income...........................     4

    Condensed Consolidated Statement of Stockholders' Equity.............     5

    Condensed Consolidated Statement of Cash Flows.......................     6

    Notes to Condensed Consolidated Financial Statements.................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........11-24

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk..... 24-26

PART II - OTHER INFORMATION..............................................    27

SIGNATURES...............................................................    29

EXHIBIT INDEX............................................................    30

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

                            Fidelity Federal Bancorp
                                and Subsidiaries
                   Condensed Consolidated Statement of Income
                    (In thousands, except for per share data)
                                   (Unaudited)

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                               2000           1999           2000           1999
                                                            -----------    -----------    -----------    -----------
Interest Income
     Loans receivable                                       $     2,412    $     2,443    $     4,602    $     5,166
     Investment securities - taxable                                385            426            786            684
     Deposits with financial institutions                           150            192            454            482
     Other dividend income                                           78             78            156            170
                                                            -----------    -----------    -----------    -----------
        Total interest income                                     3,025          3,139          5,998          6,502
                                                            -----------    -----------    -----------    -----------

Interest Expense
     Deposits                                                     1,508          1,658          3,117          3,475
     Short-term borrowings                                            1              1
     Long-term debt                                                 490            533            977          1,081
                                                            -----------    -----------    -----------    -----------
        Total interest expense                                    1,999          2,192          4,094          4,556
                                                            -----------    -----------    -----------    -----------

Net interest income                                               1,026            947          1,904          1,946
     Provision (adjustment) for loan losses                         100            116            175           (288)
                                                            -----------    -----------    -----------    -----------
Net interest income after provision for loan losses                 926            831          1,729          2,234
                                                            -----------    -----------    -----------    -----------

Non-interest income
     Fee income-apartment management                                 44             46             88            100
     Service charges on deposit accounts                             63            100            140            204
     Net gains on loan sales                                          6             31             13            120
     Letter of credit fees                                          121            146            266            291
     Real estate investment banking fees                             15              5             32             21
     Agent fee income                                                39           --               46              7
     Title fee income                                                 6              9             12             23
     Servicing fees on loans sold                                    27             27             55             48
     Release fees on multifamily loans                               10             20             12             30
     Other income                                                    45             75            146            185
                                                            -----------    -----------    -----------    -----------
        Total non-interest income                                   376            459            810          1,029
                                                            -----------    -----------    -----------    -----------

Non-interest expense
     Salaries and employee benefits                                 782            797          1,545          1,663
     Net occupancy expense                                           92            101            184            185
     Equipment expense                                               64             81            132            149
     Data processing expense                                         82            106            166            211
     Deposit insurance expense                                       65             65            124            137
     Legal and professional fees                                     98            115            232            202
     Advertising                                                     53             53             83            100
     Letter of credit valuation provision                                         (750)                         (715)
     Valuation allowance - affordable housing investments            21            421             41            504
     Other expense                                                  422            385            843            813
                                                            -----------    -----------    -----------    -----------
        Total non-interest expense                                1,679          1,374          3,350          3,249
                                                            -----------    -----------    -----------    -----------

Income (loss) before income tax                                    (377)           (84)          (811)            15
     Income tax benefit                                            (244)          (137)          (510)          (173)
                                                            -----------    -----------    -----------    -----------
Net Income (loss)                                           $      (133)   $        53    $      (301)   $       188
                                                            ===========    ===========    ===========    ===========

Per share:
     Basic earnings (loss) per share                        $     (0.04)   $      0.02    $     (0.09)   $      0.06
     Diluted earnings (loss) per share                            (0.04)          0.02          (0.09)          0.06
     Average common and common equivalent
        shares outstanding                                    3,853,595      3,147,662      3,500,629      3,147,662

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                 (in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
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
                                                            =======    =======

See notes to condensed consolidated financial statements

                            Fidelity Federal Bancorp
                                and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      Six months ended
                                                                           June 30
                                                                      2000        1999
                                                                    --------    --------
Operating Activities
Net cash used by operating activities                                   (876)        (45)

Investing Activities
     Purchases of securities available for sale                                  (17,196)
     Proceeds from maturities of securities available for sale         1,868       2,283
     Net change in loans                                             (11,509)     22,595
     Purchases of premises and equipment                                 (21)       (195)
     Proceeds from sale of premises and equipment                        108           7
                                                                    --------    --------
Net cash provided (used) by investing activities                      (9,554)      7,494

Financing Activities
     Net change in:
        Noninterest-bearing, interest-bearing demand and
          savings deposits                                            (2,424)     (1,689)
        Certificates of deposit                                      (13,232)    (20,362)
        Short-term borrowings                                              8          (7)
     Repayment of long-term debt                                       1,449         936
     Issuance of stock                                                 3,000
     Net change in advances by borrowers for taxes and insurance         (41)        (20)
                                                                    --------    --------
Net cash used by financing activities                                (11,240)    (21,142)

Net change in Cash and Cash Equivalents                              (21,670)    (13,693)
Cash and Cash Equivalents, beginning of period                        30,914      29,960
                                                                    --------    --------
Cash and Cash Equivalents, end of period                            $  9,244    $ 16,267
                                                                    ========    ========

Additional Cash Flows and Supplementary information
     Interest paid                                                  $  4,165    $  4,601
     Stock issued in exchange for partnership operating cash flow
       deficit guarantees and management services                      1,266

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

Three months ended                                             Real Estate
June 30, 2000                               Banking            Management           Eliminations          Total
-----------------------------------------------------------------------------------------------------------------
Interest income                              $3,025              $    2                $    (2)         $  3,025
Other income                                    321                  62                     (7)              376
Interest expense                              1,999                   2                     (2)            1,999
Other expense                                 1,563                 123                     (7)            1,679
Provision (adjustment) for loan losses          517                (417)                     -               100
Income (loss) before tax                       (732)                355                      -              (377)
Income tax expense (benefit)                   (361)                117                      -              (244)
Total assets                                161,457               2,827                 (3,435)          160,849
Capital expenditures                              7                   -                      -                 7
Depreciation and amortization                    87                   2                      -                89

Three months ended                                             Real Estate
June 30, 1999                               Banking            Management           Eliminations          Total
----------------------------------------------------------------------------------------------------------------

Interest income                              $3,131             $     2                  $   6            $3,139
Other income                                    398                  71                    (10)              459
Interest expense                              2,184                   2                      6             2,192
Other expense                                   825                 559                     (10)           1,374
Provision (adjustment) for loan losses          (64)                180                      -               116
Income (loss) before tax                        583                (667)                     -               (84)
Income tax expense (benefit)                    152                (289)                     -              (137)
Total assets                                172,859               2,975                 (3,581)          172,253
Capital expenditures                            132                   3                      -               135
Depreciation and amortization                    96                   3                      -                99

Six months ended                                               Real Estate
June 30, 2000                               Banking            Management           Eliminations          Total
---------------------------------------------------------------------------------------------------------------------------

Interest income                              $5,998            $      4                $    (4)         $  5,998
Other income                                    697                 130                    (17)              810
Interest expense                              4,094                   4                     (4)            4,094
Other expense                                 3,116                 252                    (17)            3,351
Provision (adjustment) for loan losses          592                (417)                     -               175
Income (loss) before tax                     (1,106)                295                      -              (811)
Income tax expense (benefit)                   (579)                 69                      -              (510)
Total assets                                161,457               2,827                 (3,435)          160,849
Capital expenditures                             21                   -                      -                21
Depreciation and amortization                   177                   4                      -               181

Six months ended                                               Real Estate
June 31, 1999                               Banking            Management           Eliminations          Total
---------------------------------------------------------------------------------------------------------------------------

Interest income                              $6,502               $   3                 $   (3)           $6,502
Other income                                    893                 156                    (20)            1,029
Interest expense                              4,548                  11                     (3)            4,556
Other expense                                 2,580                 689                    (20)            3,249
Provision (adjustment) for loan losses         (604)                316                      -              (288)
Income (loss) before tax                        872                (857)                     -                15
Income tax expense (benefit)                    216                (389)                     -              (173)
Total assets                                172,859               2,975                 (3,581)          172,253
Capital expenditures                            192                   3                      -               195
Depreciation and amortization                   193                   6                      -               199

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

Non-interest income
-------------------
(in thousands)

                                                    Six  Months Ended
                                                         June 30,                     Increase
                                                  2000              1999             (Decrease)

Fee income-apartment management                 $   88            $   100               $(12)
Service charges on deposit accounts                140                204                (64)
Gain on sale of real estate loans                   13                120               (107)
Gain on sale of fixed assets                        13                                    13
Letter of credit fees                              266                291                (25)
Servicing fees on loans sold                        55                 48                  7
Release fees on multifamily loans                   12                 30                (18)
Real estate investment banking fees                 32                 21                 11
Agent fee income                                    46                  7                 39
Title fee income                                    12                 23                (11)
Rate cap fee                                        10                 21                (11)
Reborrowing fee                                     12                 50                (38)
Other                                              111                114                 (3)
                                                ------             ------             -------
  Total non-interest income                     $  810             $1,029             $ (219)
                                                ======             ======             =======

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

The following table summarizes non-interest expense for the six months ending June 30, 1999 and 2000:


                                             Six Months Ended
                                                June 30
                                      ------------------------------------
                                                                 Increase
                                        2000        1999        (Decrease)
                                        ----        ----        ----------

Salaries and employee benefits         $1,545      $1,663    $    (118)
Letter of credit valuation provision                 (715)         715
Write down of affordable housing
  Partnership investments                  41         504         (463)
Legal and professional                    232         202           30
Occupancy expense                         184         185           (1)
Equipment expense                         132         149          (17)
Data processing expense                   166         211          (45)
Advertising                                83         100          (17)
Deposit insurance                         124         137          (13)
Correspondent bank charges                 78          77            1
Printing and supplies                      43          52           (9)
Loss on investment                        146         122           24
Telephone                                  61          32           29
Postage                                    51          45            6
Directors fees                             18          67          (49)
Credit Bureau expense                      28           6           22
Amortization of intangible assets          35                       35
Travel and lodging                         16          10            6
Other operating expense                   367         402          (35)
                                      ------------------------------------

   Total non-interest expense          $3,350      $3,249         $101
                                      ====================================


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

Loans
The following table shows the composition of Fidelity's loan portfolio as of June 30, 2000 and December 31, 1999:

                                                                 June          December
                                                                 2000            1999
--------------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
      Conventional                                            $  48,815       $  48,845
      Construction                                                2,158           1,867
      Commercial                                                  7,559           8,576
      Multi-family loans                                          3,648           3,629
      Home equity loans                                           5,942           5,567
      First mortgage real estate loans purchased                  1,749           1,899
                                                            --------------------------------
                                                                 69,871          70,383
   Commercial loans, other than
      secured by real estate                                      2,992           4,154
   Consumer loans                                                37,231          24,403
                                                            --------------------------------
        Total loans                                             110,094          98,940
   Allowance for loan losses                                     (1,812)         (2,021)
                                                            --------------------------------

        Net loans                                              $108,282         $96,919
                                                            ================================

        Total assets                                           $160,849        $171,457
                                                            ================================

        Total loans to total assets                               68.4%           57.7%
                                                            ================================

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

The following table provides information on Fidelity's non-performing loans as of June 30, 2000 and December 31, 1999:

                                                             June 30,          December 31,
                                                               2000                1999
  ------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
  Non-accrual loans
     Consumer                                                 $  127
     Commercial                                                  149
     Real estate mortgage                                                       $   253
     Multi-family                                                478                229
        Total non-accrual loans                                  754                482
  Restructured
     Consumer                                                    106                 75
     Commercial                                                  119                118
        Total restructured loans                                 225                193
  90 days or more past due and accruing
     Consumer                                                     35                135
     Commercial                                                  284                313
                                                         -----------------------------------
        Total 90 days or more past due and accruing              319                448
                                                         -----------------------------------
          Total non-performing loans                          $1,298             $1,123
                                                         ===================================


  Ratio of non-performing loans to total loans                1.18%              1.14%
                                                         ===================================

  Total loans                                              110,094               98,940

                                                         ===================================

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

Impaired loans are those that management believes will not perform under the original loan terms. At June 30, 2000 and December 31, 1999, Fidelity had impaired loans totaling $7.6 million compared to $16.5 million at June 30, 1999, a decrease of 53.9%. The large decrease in impaired loans recognizes Fidelity's ongoing efforts to reduce classified loans. The allowance for losses on such impaired loans totaled $951,000 and $1.1 million, which are included in Fidelity's allowance for loan losses at June 30, 2000 and December 31, 1999, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at June 30, 2000 total $12.2 million, versus $13.2 million at December 31, 1999, a decrease of 7.6%. The valuation allowance on such impaired letters of credit totaled $5.8 million and is included in Fidelity's letter of credit valuation allowance at June 30, 2000 and December 31, 1999. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at June 30, 2000 and December 31, 1999:

                                                          Six Months               Year
                                                             Ended                 Ended
-----------------------------------------------------------------------------------------------
                                                            June 30,            December 31,
                                                              2000                  1999
-----------------------------------------------------------------------------------------------
                                                                   (in thousands)
Allowance for loan losses
   at beginning of period                                  $   2,021             $   3,521
                                                     ------------------------------------------
Loan charge offs
   Real estate mortgage                                           80
   Multi-family                                                  135                 2,631
   Commercial                                                     12                    11
   Consumer                                                      196                   235
                                                     ------------------------------------------
      Total loan charge offs                                     423                 2,877
                                                     ------------------------------------------

Loan recoveries
   Real estate mortgage
    Multi-family                                                                         3
   Commercial                                                     17                     3
   Consumer                                                       22                    26
                                                     ------------------------------------------
      Total loan recoveries                                       39                    32
                                                     ------------------------------------------

Net charge offs                                                  384                 2,845

Provision for loan losses                                        175                 1,345
                                                     ------------------------------------------

Allowance for loan losses at end of period                 $   1,812             $   2,021
                                                     ==========================================

Ratio of net charge offs to average loans
   outstanding during period                                   0.73%                 5.20%
                                                     ==========================================

Ratio of provision for loan losses to average
   loans outstanding during period                             1.13%                 2.46%
                                                     ==========================================

Ratio of allowance for loan losses to total loans
   outstanding at year end                                     1.65%                 2.04%
                                                     ==========================================

Average amount of loans
   outstanding for the period                               $105,585              $108,455
                                                     ==========================================

Amount of loans outstanding
   at end of period                                         $110,094               $98,940
                                                     ==========================================

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

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at June 30, 2000 and at December 31, 1999 are as follows:

Allocation of Amount
                                                  June 30,   December 31,
                                                   2000         1999
-------------------------------------------------------------------------
                                                     (in thousands)
Real Estate Mortgage:
   Conventional and home equity                     $102       $   103
   Multi-family                                      554           482
Consumer                                             491           496
Commercial                                           665           940
                                               --------------------------

      Total                                       $1,812        $2,021
                                               ==========================

Percentage of Loans to Total Loans
                                                June 30,     December 31,
                                                  2000           1999
-------------------------------------------------------------------------
Real Estate Mortgage
   Conventional and home equity                   51.5%         51.3%
   Multi-family                                    3.3           3.7
Consumer                                          33.8          30.3
Commercial                                        11.4          14.7
                                               --------------------------
      Total                                      100.0%        100.0%
                                               ==========================

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

The following table sets forth the components of United's available-for-sale investment portfolio as of June 30, 2000 and December 31, 1999:

                                                                         June 30,          December 31,
                                                                           2000                1999
---------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                                           $  899            $  1,043
   Federal National Mortgage Association mortgage-backed securities         1,207               1,377
   Government National Mortgage Association
      mortgage-backed securities                                           20,509              21,885

                                                                      -----------------------------------

        Total securities available for sale                               $22,615             $24,305
                                                                      ===================================

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

                                                    June 30,                   December 31,
                                                      2000                         1999
Average Deposits                              Amount        Rate            Amount        Rate
-------------------------------------------------------------------------------------------------
                                                               (in thousands)
Demand                                       $   6,045                    $   6,097
NOW accounts                                    16,859       3.27%           19,107       3.39%
Money market accounts                            2,226       1.99             2,545       2.03
Savings accounts                                 4,451       2.09             4,657       2.26
Certificates of deposit                         84,757       5.75            78,329       5.60
Agent-acquired certificates of deposit          11,677       5.92            18,147       5.88
                                          --------------                -------------

           Totals                             $126,015       4.96%         $128,882       4.85%
                                          ==============                =============

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

The following table summarizes Fidelity's borrowings as of June 30, 2000 and December 31, 1999.

                                                                           June 30,               December
(dollars in thousands)                                                       2000                 31, 1999
------------------------------------------------------------------------------------------------------------
Note payable, 8.49% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                  $     979                  985
Note payable, 8.49% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                      1,501                1,510
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                     2,000                2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                   1,476                1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                 1,494                1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                    7,000                7,000
Federal Home Loan Bank advances, due at various dates through
   2002 (weighted average rates of 6.49% and 6.59% at June 30, 2000
   and December 31, 1999)                                                     10,503                9,039
                                                                         -----------------------------------

        Total long-term debt                                                 $24,953              $23,504
                                                                         ===================================

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

At June 30, 2000, actual and required minimum levels (to be adequately and well capitalized) of regulatory capital for United were as follows:

                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                 Required for               To be well
                                      Actual                   Adequate Capital             capitalized
                                      Amount     Ratio       Amount        Percent      Amount       Percent
------------------------------------------------------------------------------------------------------------
Total risk-based capital (to
risk-weighted assets)                $18,182      13.9%      $10,490         8.0%        $13,113       10.0%
------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted
assets)                               13,658      10.4         5,245         4.0           7,868        6.0
------------------------------------------------------------------------------------------------------------
Core capital (to adjusted total
assets)                               13,658       8.9         6,158         4.0           6,556        5.0
------------------------------------------------------------------------------------------------------------
Core capital (to adjusted
tangible assets)                      13,658       8.9         3,079         2.0         N/A          N/A
------------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted
total assets)                         13,658       8.9         2,309         1.5         N/A          N/A
------------------------------------------------------------------------------------------------------------

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

 There are no specific targets for capital levels included or agreed to within the Supervisory Agreement ("Agreement") between United and the OTS, only a requirement that United include capital targets within a strategic plan. The original strategic plan developed by United established capital targets of 8.25% for tangible, leverage and core capital and 16% for risk-based capital. The Agreement did set a target level to reduce its classified assets to 50% of core capital plus the allowance for loan losses and the letter of credit valuation reserves by December 31, 1999. At June 30, 2000, United's tangible, leverage and core capital was 8.9% and risk-based capital was 13.9%. United's classified assets to core capital plus the allowance for loan losses and letter of credit valuation reserves was 72.9% at June 30, 2000.

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

                     Interest Rate Risk as of March 31, 2000
                     ---------------------------------------

                          Net Portfolio Value                   NPV as Percent of Present
                             (in thousands)                          Value of Assets
-------------------------------------------------------------------------------------------
 Change        Dollar            Dollar        Percentage
in Rates       Amount            Change          Change         NPV Ratio         Change
-------------------------------------------------------------------------------------------
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



Interest Rate Risk as of December 31, 1999

                          Net Portfolio Value                   NPV as Percent of Present
                             (in thousands)                          Value of Assets
-------------------------------------------------------------------------------------------
 Change        Dollar            Dollar        Percentage
in Rates       Amount            Change          Change         NPV Ratio         Change
-------------------------------------------------------------------------------------------
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

                                    FIDELITY FEDERAL BANCORP



Date: AUGUST 14, 2000               By:   /s/ M. BRIAN DAVIS
      ---------------                     ---------------------
                                          M. Brian Davis
                                          President and CEO



                                    By:   /s/ DONALD R. NEEL
                                          ---------------------
                                          Donald R. Neel,
                                          Executive Vice President, CFO
                                          and Treasurer
                                          (Principal Financial Officer)

                                  Exhibit Index


Reg. S-K
Exhibit No.                Description of Exhibit                Page
--------------------------------------------------------------------------------
   27                      Financial Data Schedule               31