Form 10-Q/A
period 2000-09-30
FIDELITY FEDERAL BANCORP
filed 2001-03-02
CIK 910492

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

                                      Index



                                                                          Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

    Condensed Consolidated Balance Sheet.................................     3

    Condensed Consolidated Statement of Income...........................     4

    Condensed Consolidated Statement of Stockholders' Equity.............     5

    Condensed Consolidated Statement of Cash Flows.......................     6

    Notes to Condensed Consolidated Financial Statements.................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
          and Financial Condition........................................ 11-25

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk..... 26-27

PART II - OTHER INFORMATION..............................................    28

SIGNATURES...............................................................    29

EXHIBIT INDEX............................................................    30

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Condensed Consolidated Balance Sheet
                      (In thousands except for share data)
                                   (Unaudited)

                                                             September 30,  December 31,
                                                                  2000         1999
Assets
Cash and due from banks                                        $   1,600    $   8,003
Interest-bearing demand deposits                                  16,713       22,911
                                                               ---------    ---------
     Cash and cash equivalents                                    18,313       30,914
Investment securities available for sale                          21,558       24,305
Loans, net of allowance for loan losses of $2,051 and $2,021     108,163       96,919
Premises and equipment                                             4,998        5,727
Federal Home Loan Bank of Indianapolis stock                       2,620        3,920
Deferred income tax receivable                                     7,107        5,372
Interest receivable and other assets                               5,595        4,300
                                                               ---------    ---------
     Total assets                                              $ 168,354    $ 171,457
                                                               =========    =========

Liabilities
Deposits
     Non-interest bearing                                      $   3,808    $   6,593
     Interest-bearing                                            123,119      128,423
                                                               ---------    ---------
        Total deposits                                           126,927      135,016
Long-term debt                                                    24,690       23,504
Advances by borrowers for taxes and insurance                        548          409
Valuation allowance for letters of credit                          5,222        5,787
Other liabilities                                                  2,426        1,314
                                                               ---------    ---------
     Total liabilities                                           159,813      166,030

Stockholders' Equity
Preferred stock, no par or stated value
     Authorized and unissued - 5,000,000 shares
Common stock, $1 stated value
     Authorized - 5,000,000 shares
     Issued and Outstanding - 4,607,659 and 3,147,662 shares       4,608        3,147
Additional paid in capital                                        13,673       10,869
Stock warrants                                                        11           11
Accumulated deficit                                               (9,051)      (7,825)
Accumulated other comprehensive loss                                (700)        (775)
                                                               ---------    ---------
        Total stockholders' equity                                 8,541        5,427
                                                               ---------    ---------

Total liabilities and stockholders' equity                     $ 168,354    $ 171,457
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

                            Fidelity Federal Bancorp
                                and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      Nine months ended
                                                                        September 30
                                                                      2000        1999
                                                                    --------    --------
Operating Activities
Net cash provided (used) by operating activities                    $ (1,253)   $    286

Investing Activities
     Purchases of securities available for sale                                  (17,196)
     Proceeds from maturities of securities available for sale         2,824       3,744
     Net change in loans                                             (11,764)     26,120
     Redemption of FHLB stock                                          1,300
     Purchases of premises and equipment                                 (48)       (363)
     Proceeds from sale of premises and equipment                        105           7
                                                                    --------    --------
Net cash provided (used) by investing activities                      (7,583)     12,312

Financing Activities
     Net change in:
        Noninterest-bearing, interest-bearing demand and
          savings deposits                                             2,883      (2,075)
        Certificates of deposit                                      (10,972)    (25,530)
     Proceeds of long-term debt                                        2,000       5,000
     Repayment of long-term debt                                        (814)     (5,828)
     Issuance of stock                                                 3,000
     Net change in advances by borrowers for taxes and insurance         138         168
                                                                    --------    --------
Net cash used by financing activities                                 (3,765)    (28,265)

Net change in Cash and Cash Equivalents                              (12,601)    (15,667)
Cash and Cash Equivalents, beginning of period                        30,914      29,960
                                                                    --------    --------
Cash and Cash Equivalents, end of period                            $ 18,313    $ 14,293
                                                                    ========    ========

Additional Cash Flows and Supplementary information
     Interest paid                                                  $  5,324    $  6,007
     Income tax paid                                                     727
     Stock issued in exchange for partnership operating cash flow
       deficit  guarantees and management services                     1,266

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

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, and managing affordable housing projects. Currently, they are involved only in the business of owning affordable housing properties. As of May 19, 2000, a subsidiary of Pedcor Holdings, LLC, started providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital has not provided any new banking services for the past two years, but records fee income on transactions previously completed. Another subsidiary of United, Village Insurance Corporation, receives fee income for selling credit life and accident health insurance sales.

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

Three months ended                                        Real Estate
September 30, 2000                           Banking      Activities      Eliminations        Total
----------------------------------------------------------------------------------------------------------
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

Three months ended                                       Real Estate
September 30, 1999                           Banking     Activities       Eliminations        Total
----------------------------------------------------------------------------------------------------------

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

Nine months ended                                          Real Estate
September 30, 2000                             Banking     Activities     Eliminations        Total
----------------------------------------------------------------------------------------------------------

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

Nine months ended                                          Real Estate
September 30, 1999                             Banking     Activities     Eliminations        Total
----------------------------------------------------------------------------------------------------------

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

                                                            Nine Months Ended
                                                              September 30,
                                                                                   Increase
                                                             2000       1999      (Decrease)
                                                             ----       ----      ----------
Fee income-apartment management                             $   88    $   143        $(55)
Service charges on deposit accounts                            219        302         (83)
Gain on sale of real estate loans                               30        190        (160)
Letter of credit fees                                          400        437         (37)
Servicing fees on loans sold                                    82         80           2
Release fees on multifamily loans                               22         36         (14)
Real estate investment banking and reborrowing fees             78         81          (3)
Agent fee income                                               133          7         126
Title fee income                                                16         33         (17)
Rate cap fee income                                             12         31         (19)
Other                                                          175        178          (3)
                                                          --------     ------      -------
  Total non-interest income                               $  1,255     $1,518      $ (263)
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

                                           Nine Months Ended
                                             September 30
                                        -------------------------------------
                                                                   Increase
                                           2000         1999      (Decrease)
                                           ----         ----      ----------
Salaries and employee benefits            $2,749       $2,521      $    228
Letter of credit valuation provision                   (1,215)        1,215
Write down of affordable housing
  Partnership investments                     55          627          (572)
Legal and professional                       492          292           200
Occupancy expense                            291          285             6
Equipment expense                            197          224           (27)
Data processing expense                      252          324           (72)
Advertising                                  148          143             5
Deposit insurance                            185          218           (33)
Correspondent bank charges                   117          115             2
Printing and supplies                         67           75            (8)
Loss on investment                           224           81           143
Telephone                                     72           46            26
Postage                                       70           65             5
Directors fees                                25          101           (76)
Credit Bureau expense                         43            9            34
Amortization of intangible assets             87                         87
Travel and lodging                            23           24            (1)
Other operating expense                      879          616           263
                                        -------------------------------------

   Total non-interest expense             $5,976       $4,551        $1,425
                                        =====================================

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

Loans
The following table shows the composition of Fidelity's loan portfolio as of September 30, 2000 and December 31, 1999:

                                                     September 30,      December 31,
                                                         2000               1999
-------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
      Conventional                                     $  48,437         $  48,845
      Construction                                         2,131             1,867
      Commercial                                           7,399             8,576
      Multi-family loans                                   3,668             3,629
      Home equity loans                                    5,444             5,567
      First mortgage real estate loans purchased           1,744             1,899
                                                    ---------------------------------
                                                          68,823            70,383
   Commercial loans, other than
      secured by real estate                               2,899             4,154
   Consumer loans                                         38,492            24,403
                                                    ---------------------------------
        Total loans                                      110,214            98,940
   Allowance for loan losses                              (2,051)           (2,021)
                                                    ---------------------------------

        Net loans                                       $108,163           $96,919
                                                    =================================


        Total loans to total assets                        65.5%             57.7%
                                                    =================================

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

The following table provides information on Fidelity's non-performing loans as of September 30, 2000 and December 31, 1999:

                                                            September 30,    December 31,
                                                                 2000            1999
  ----------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
  Non-accrual loans
     Consumer                                                   $  127
     Commercial                                                    623
     Real estate mortgage                                                      $   253
     Multi-family                                                                  229
                                                            ------------------------------
        Total non-accrual loans                                    750             482
  Restructured
     Consumer                                                       75              75
     Commercial                                                    119             118
                                                            ------------------------------
        Total restructured loans                                   194             193
  90 days or more past due and accruing
     Consumer                                                       49             135
     Commercial                                                     24             313
                                                            ------------------------------
        Total 90 days or more past due and accruing                 73             448
                                                            ------------------------------
          Total non-performing loans                            $1,017          $1,123
                                                            ==============================


  Ratio of non-performing loans to total loans                  0.92%           1.14%
                                                            ==============================

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

Classified Assets and Letters of Credit
(in thousands)
                                                  September 30,    December 31,
                                                      2000             1999

Classified assets                                     $8,756         $8,991
Classified letters of credit                          11,793         13,218
                                                     -------         ------

      Total classified assets/letters of credit      $20,549        $22,209
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

Impaired loans are those that management believes will not perform under the original loan terms. At September 30, 2000 and December 31, 1999, Fidelity had impaired loans totaling $7.7 million and $7.6 million respectively. The allowance for losses on such impaired loans totaled $1.0 million and $1.1 million, which are included in Fidelity's allowance for loan losses at September 30, 2000 and December 31, 1999, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at September 30, 2000 total $12.4 million, versus $13.2 million at December 31, 1999, a decrease of 10.3%. The valuation allowance on such impaired letters of credit totaled $5.2 million and is included in Fidelity's letter of credit valuation allowance at September 30, 2000 compared to $5.8 million at December 31, 1999. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at September 30, 2000 and December 31, 1999:

                                                             Nine Months               Year
                                                                Ended                  Ended
                                                             September 30,          December 31,
                                                                 2000                  1999
-----------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Allowance for loan losses
   at beginning of period                                      $   2,021             $   3,521
                                                        ---------------------------------------------
Loan charge offs
   Real estate mortgage                                               80
   Multi-family                                                      354                 2,631
   Commercial                                                         12                    11
   Consumer                                                          282                   235
                                                        ---------------------------------------------
      Total loan charge offs                                         728                 2,877
                                                        ---------------------------------------------

Loan recoveries
   Real estate mortgage
    Multi-family                                                     154                     3
   Commercial                                                         17                     3
   Consumer                                                           37                    26
                                                        ---------------------------------------------
      Total loan recoveries                                          208                    32
                                                        ---------------------------------------------

Net charge offs                                                      520                 2,845

Provision for loan losses                                            550                 1,345
                                                        ---------------------------------------------

Allowance for loan losses at end of period                     $   2,051             $   2,021
                                                        =============================================

Ratio of net charge offs to average loans
   outstanding during period (annualized)                           .65%                 5.20%
                                                        =============================================

Ratio of provision for loan losses to average
   loans outstanding during period (annualized)                     .69%                 2.46%
                                                        =============================================

Ratio of allowance for loan losses to total loans
   outstanding at year end                                         1.86%                 2.04%
                                                        =============================================

Average amount of loans
   outstanding for the period                                   $107,196              $108,455
                                                        =============================================

Amount of loans outstanding
   at end of period                                             $110,214               $98,940
                                                        =============================================

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

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at September 30, 2000 and at December 31, 1999 are as follows:

Allocation of Amount
                                            September 30,        December 31,
                                                2000                 1999
------------------------------------------------------------------------------
                                                (dollars in thousands)
Real Estate Mortgage:
   Conventional and home equity                   $102              $   103
   Multi-family                                    689                  482
Consumer                                           595                  496
Commercial                                         665                  940
                                           -----------------------------------

      Total                                     $2,051               $2,021
                                           ===================================

Percentage of Loans to Total Loans
                                            September 30,        December 31,
                                                2000                 1999
------------------------------------------------------------------------------
Real Estate Mortgage
   Conventional and home equity                 52.5%                58.8%
   Multi-family                                  3.3                  3.7
Consumer                                        34.9                 24.7
Commercial                                       9.3                 12.8
                                           -----------------------------------
      Total                                    100.0%               100.0%
                                           ===================================

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

The following table sets forth the components of United's available-for-sale investment portfolio as of September 30, 2000 and December 31, 1999:

                                                         September 30,        December 31,
                                                             2000                 1999
-------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                             $  846            $  1,043
   Federal National Mortgage Association mortgage-
      backed securities                                       1,144               1,377
   Government National Mortgage Association
      mortgage-backed securities                             19,568              21,885

                                                       ------------------------------------

        Total securities available for sale                 $21,558             $24,305
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

                                                September 30,                December 31,
                                                    2000                         1999
Average Deposits                            Amount         Rate          Amount        Rate
--------------------------------------------------------------------------------------------------
                                                        (dollars in thousands)
Demand                                     $   5,491                   $   6,097
NOW accounts                                  17,066       3.31%          19,107       3.39%
Money market accounts                          2,137       1.99            2,545       2.03
Savings accounts                               4,437       2.08            4,657       2.26
Certificates of deposit                       85,373       5.86           78,329       5.60
Agent-acquired certificates of deposit        10,380       5.98           18,147       5.88
                                         -------------               -------------

           Totals                           $124,884       5.06         $128,882       4.85%
                                         =============               =============

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

The following table summarizes Fidelity's borrowings as of September 30, 2000 and December 31, 1999.

                                                                             September 30,    December
(dollars in thousands)                                                           2000         31, 1999
---------------------------------------------------------------------------------------------------------
Note payable, 8.49% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                      $     977         985
Note payable, 8.49% adjusted annually, payable $12 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                          1,497       1,510
Note payable, 9.50%, interest paid quarterly, due June 2001,
   secured by United stock                                                         2,000       2,000
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                       1,476       1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                                     1,494       1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                        7,000       7,000
Federal Home Loan Bank advances, due at various dates through
   2002 (weighted average rates of 6.49% and 6.59% at September 30, 2000
   and December 31, 1999)                                                         10,246       9,039
                                                                            -----------------------------

        Total long-term debt                                                     $24,690     $23,504
                                                                            =============================

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

At September 30, 2000, actual and required minimum levels (to be adequately and well capitalized) of regulatory capital for United were as follows:

                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                          Required for                     To be well
                                    Actual                              Adequate Capital                   capitalized
                                    Amount           Ratio          Amount         Percent      Amount         Percent
------------------------------------------------------------------------------------------------------------------------
Total risk-based capital (to
risk-weighted assets)                $17,616          13.3%         $10,608          8.0%       $13,260        10.0%
------------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted
assets)                               13,071           9.9            5,304          4.0          7,956         6.0
------------------------------------------------------------------------------------------------------------------------
Core capital (to adjusted total
assets)                               13,071           8.1            6,423          4.0          8,029         5.0
------------------------------------------------------------------------------------------------------------------------
Core capital (to adjusted
tangible assets)                      13,071           8.1            3,212          2.0           N/A          N/A
------------------------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted
total assets)                         13,071           8.1            2,409          1.5           N/A          N/A
------------------------------------------------------------------------------------------------------------------------

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

There are no specific targets for capital levels included or agreed to within the Supervisory Agreement ("Agreement") between United and the OTS, only a requirement that United include capital targets within a strategic plan. The original strategic plan was amended by United and approved by the OTS in October 2000. The new strategic plan established capital target levels of 8.1% for tangible, leverage and core capital and 13.75% for risk-based capital by December 31, 2000. The revised plan calls for United to reduce its classified assets to 50% of core capital plus the allowance for loan losses and the letter of credit valuation reserves by March 31, 2001. At September 30, 2000, United's tangible, leverage and core capital was 8.1% and risk-based capital was 13.3%. United's classified assets to core capital plus the allowance for loan losses and letter of credit valuation reserves was 75.0% at September 30, 2000.

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

As previously discussed, the Pedcor transaction added an additional $3.0 million in cash at the holding company level. In addition, for 3 years following the approval of the stock purchase agreement, approved on May 19, 2000, Pedcor is entitled, but not required, under the terms of the Stock Purchase Agreement to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. For shares purchased in the first year following the closing, Pedcor will pay $3.00 per share. For shares purchased in the second and third year following the closing, Pedcor will pay the fair market value of the shares. Absent potential sources of liquidity available to the holding company including the potential issuance of additional stock to Pedcor, potential execution of additional debt or equity financing, and dividends from United (with OTS approval), the holding company may deplete its available cash in April 2001. In addition to the potential exercise of Pedcor's option to purchase up to $5.0 million in additional stock, the Board of Directors is considering terms for a common stock rights offering to existing shareholders in the first half of 2001, and is negotiating agreements to extend maturities on certain debt obligations coming due in 2001 and 2002. As noted in the Borrowing section, Fidelity has been partially successful on one of the debt obligations and is pursuing the extension of certain remaining debt obligations. These actions, in the aggregate, should provide sufficient cash to meet projected cash flow shortfalls, if successful.

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

                      Interest Rate Risk as of June 30, 2000
                      --------------------------------------

                         Net Portfolio Value              NPV as Percent of Present
                           (in thousands)                     Value of Assets
-----------------------------------------------------------------------------------
  Change        Dollar         Dollar       Percentage
 in Rates       Amount         Change         Change      NPV Ratio      Change
-----------------------------------------------------------------------------------
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



                     Interest Rate Risk as of December 31, 1999
                     ------------------------------------------

                        Net Portfolio Value             NPV as Percent of Present
                           (in thousands)                    Value of Assets
-----------------------------------------------------------------------------------
   Change       Dollar         Dollar       Percentage
  in Rates      Amount         Change         Change         NPV         Change
-----------------------------------------------------------------------------------
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

                                 FIDELITY FEDERAL BANCORP



Date: NOVEMBER 14, 2000          By:   /s/ BRUCE A. CORDINGLEY
      -----------------                -----------------------------
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