Form 10-K
period 2000-12-31
FIDELITY FEDERAL BANCORP
filed 2001-03-30
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                               1934 (fee required)
                  For the fiscal year ended: December 31, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 (no fee required)
              For the Transition period from ______ to __________.


                           Commission File No. 0-22880


                            Fidelity Federal Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                            35-1894432
--------------------------------------------------------------------------------
(State of other jurisdiction                             (I.R.S. Employer
   of Incorporation or                                  Identification No.)
      Organization)

    18 North West Fourth Street, PO Box 1347, Evansville, Indiana 47706-1347
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           Exhibit index is on page 16

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at February 28, 2001 was approximately $3,325,564.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2001.
                         Common Stock - 4,607,658 shares

                            FIDELITY FEDERAL BANCORP


                                      Index

     PART I

                                                                          Page
                                                                          ----

     ITEM 1   - Business                                                     3
     ITEM 2   - Properties                                                  11
     ITEM 3   - Legal Proceedings                                           11
     ITEM 4   - Submission of Matters to a Vote of Security Holders         11

     PART II

     ITEM 5   - Market for Registrant's Common Equity
                    and Related Stockholder Matters                         11
     ITEM 6   - Selected Financial Data                                     12
     ITEM 7   - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           12
     ITEM 7 A   Quantitative and Qualitative Disclosures About Market Risk  12
     ITEM 8   - Financial Statements and Supplementary Data                 12
     ITEM 9   - Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures                 12

     PART III

     ITEM 10  - Directors and Executive Officers of the Registrant          12
     ITEM 11  - Executive Compensation                                      12
     ITEM 12  - Security Ownership of Certain Beneficial
                    Owners and Management                                   12
     ITEM 13  - Certain Relationships and Related Transactions              13

     PART IV

     ITEM 14  - Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                             13

     SIGNATURES                                                             15

                                     PART I

ITEM 1.  BUSINESS

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This discussion contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect our future financial results and performance. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "may", "could", "intends", "projects", "believes", "estimates", and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Investors and readers should not rely solely on or place undue reliance on the forward-looking statements and should consider all uncertainties and risks discussed throughout this document. These statements are representative only on the date hereof.

The possible events or factors include the following: the restrictions imposed by the Supervisory Agreement between the OTS and our savings bank subsidiary, United Fidelity Bank; our loan growth is dependent on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; syndications or participations of loans; retention of residential mortgage loans; and the management of a borrower. The rate of charge-offs and provision expense can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on- and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, utilization and effectiveness of interest rate contracts and the wholesale and retail funding sources of United. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the World Wide Web; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.


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

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, and managing affordable housing projects. Currently, they are involved only in the business of owning affordable housing properties. In May 2000, Pedcor Management Corporation, began providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital Corporation has earned fees by providing real estate mortgage banking services but has not provided any new services for the past two years, but records fee income on transactions previously completed. Another subsidiary of United, Village Insurance Corporation, receives fee income for credit life and accident health insurance sales.

       The other subsidiary of Fidelity, Village Affordable Housing Corporation, was formed during the third quarter of fiscal 1998. This company was formed for the purpose of owning interest in real estate housing, and recently, in 2001, acquired certain real estate from United and its subsidiaries to assist in United's divesture efforts.

       Fidelity had consolidated total assets of $166.5 million and total shareholders' equity of $8.8 million as of December 31, 2000.

Fidelity's subsidiaries at December 31, 2000, are listed below:

Subsidiary                                    Principal Office  Year Organized   Assets (in thousands)
1. United Fidelity Bank, fsb                   Evansville, IN        1914              $161,769

   Subsidiaries of United Fidelity Bank, fsb:
   Village Capital Corporation                 Evansville, IN        1994                  834
   Village Insurance Corporation               Evansville, IN        1980                   97
   Village Management Corporation              Evansville, IN        1992                  260
   Village Housing Corporation                 Evansville, IN        1992                2,680


2.  Village Affordable Housing Corporation     Evansville, IN        1998                   36

Fidelity's home office is located at 18 North West Fourth Street, Evansville, Indiana, 47708 and its telephone number is (812) 424-0921.

Competition

    Fidelity and United face strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of February 28, 2001, approximately 4 banks, 2 thrifts, and 11 credit unions operated in the Evansville, Indiana metropolitan area, which is United's principal deposit market area. Many competitors are substantially larger or have significantly greater capital resources than United. Due to enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.


SUPERVISION AND REGULATION

In addition to the general provisions discussed below, Fidelity and United are also subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, which also impacts the operations of Fidelity and United. See the "Other Restrictions" footnote in Fidelity's Notes to Consolidated Financial Statements.

Regulation of the Company

Fidelity is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933. Fidelity is registered with the Office of Thrift Supervision and is subject to OTS regulations, examinations, supervision and reporting requirements

The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company; or (ii) acquiring more than 5% of the voting shares of a savings association or savings and loan holding company which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary association, or any other savings and loan holding company.


Fidelity operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the OTS may impose restrictions it considers necessary to address such risk, which may include a limitation on the payment of dividends. If the savings association subsidiary of a unitary savings and loan holding company fails to meet the Qualified Thrift Lender Test ("QTL test"), as discussed below, then the holding company would be required to register as, and become subject to the activities restrictions applicable to, bank holding companies.

If Fidelity were to acquire control of another savings association it would become a multiple savings and loan holding company. In general, the activities of Fidelity and any of its subsidiaries (other than United or other subsidiary savings associations) would be subject to further restrictions. The Home Owners' Loan Act generally provides that, among other things, no multiple savings and loan holding company or subsidiary which is not a savings association may engage in any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies, or (vii) those activities authorized by regulation of the Board of Governors of the Federal Reserve System as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

The OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state. Generally, this may only occur if the state in which the association to be acquired is located specifically permits associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located or by a holding company that controls that state-chartered savings association.

Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings and loan holding companies with their principal place of business in Indiana. Indiana savings and loan holding companies also may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana.

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

United's activities and operations are subject to a number of detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative action affecting the banking industry is often considered by Congress, state legislatures and various regulatory agencies. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or Fidelity and United in particular would be affected.

Financial Modernization Legislation: The Gramm Leach Bliley Act. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

     (i) allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

     (ii) allows insurers and other financial services companies to acquire banks and thrifts;

     (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

In addition, the Gramm-Leach-Bliley Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company either (i) engages only in the financial activities permissible for a financial holding company or (ii) is a grandfathered, unitary savings and loan holding company. The Gramm-Leach-Bliley Act generally grandfathers any company that was a unitary savings and loan holding company on May 4, 1999. Such a company may continue to operate under present law as long as (i) the company continues to control only one savings institution or its successor (excluding supervisory acquisitions) that it controlled on May 4, 1999 and (ii) each controlled institution meets the qualified thrift lender test. The Company is a grandfathered unitary savings and loan holding company.

The Gramm-Leach-Bliley Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including United, from disclosing nonpublic personal financial information to third parties unless customer have the opportunity to "opt out" of the disclosure.

Fidelity does not believe that the Gramm-Leach-Bliley Act will have any immediate, material impact on its operations. However, to the extent that the Gramm-Leach-Bliley Act permits commercial banks, securities firms and insurance companies to affiliate, the Act may have the effect of increasing the amount of competition that Fidelity faces from other companies offering financial products, many of which may have substantially more financial resources.

Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations, it must be a "qualified thrift lender", or a "QTL". A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At December 31, 2000, the qualified thrift investment percentage test for United was 83.75%.

Liquidity. Savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 4% of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowings during the preceding calendar month. Under the Home Owners' Loan Act, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the deposit flows of member associations. At December 31, 2000, United was in compliance with these liquidity requirements.

Loans-to-One-Borrower Limitations. The Home Owners' Loan Act generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 2000 United's loan-to-one-borrower limitation was approximately $3.2 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At December 31, 2000 under this component of the higher lending limit, United had made $6.2 million in such loans.

Commercial Real Property Loans. The Home Owners' Loan Act limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

Consumer Loans. The Home Owners' Loan Act limits the aggregate amount of consumer loans that a federal savings association may make to an amount not in excess of 35% of the savings association's total assets. Under the terms of the Supervisory Agreement with the OTS, United's consumer loans may not in the aggregate exceed 30% of its total assets.

Limitation on Capital Distributions. Under OTS regulations, a savings association must file an application with the OTS for a capital distribution, including cash dividends, if (i) it is not eligible for expedited treatment of its application, (ii) the proposed capital distribution, plus all other capital distributions of the savings association during the calendar year, exceeds its net income for that year to date plus its retained net income for the preceding two years, (iii) it would not be at least adequately capitalized, as defined in the prompt corrective action regulations of the OTS, or (iv) the proposed distribution would be in violation of any applicable law, regulation, or agreement with the OTS. A savings association has no restrictions on capital distributions as long as, after the distribution, it is still classified as adequately capitalized. Although no application is required, a prior notice must filed with the OTS if the savings association would not be well capitalized after the distribution, or if the savings association is a subsidiary of a savings and loan holding company. United is currently restricted by the terms of the Supervisory Agreement with the OTS from paying dividends.

Insurance of Deposits. The FDIC is an independent federal agency that insures the deposits, up to $100,000 per depositor subject to aggregation rules, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as United. The FDIC is required to maintain designated levels of reserves in each fund.

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

The Financing Corporation ("FICO") assessment to service the interest on its bond obligations is separate from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In 2000, United paid $0.05 per $100 of deposits to comply with this assessment. The total deposit insurance expense paid was $243,000, for the year ended December 31, 2000, $156,000 for the six months ended December 31, 1999 and $244,000 for fiscal 1999.

Commonly Controlled Banks and Savings Associations. Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company.

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

Brokered Deposits. Pursuant to the FDIC regulations, well-capitalized institutions are subject to no brokered deposits limitations, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only (i) with a waiver from the FDIC, and (ii) subject to certain restrictions on payment of rates. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that significantly exceeds the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in which such deposits are being solicited. United is currently restricted by the terms of the Supervisory Agreement with the OTS from accepting brokered deposits.

Enforcement. The OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. In addition, regulators are provided with flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIC has the authority to recommend to the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the OTS, the FDIC has authority to take such action under certain circumstances.

Standards for Safety and Soundness. The federal banking agencies have prescribed for all insured depository institutions safety and soundness standards in the form of guidelines, relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset quality and growth, earnings, and compensation, fees and benefits, and safekeeping of customer information. If an insured depository institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will issue an order requiring the institution to take immediate steps to correct a safety and soundness deficiency.

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

Prompt Corrective Action. The Federal Deposit Insurance Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization.

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

Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the association's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings association is receiving special supervisory attention, has a high degree of exposure to interest rate risk, losses resulting in capital inadequacy, poor liquidity or cash flow, or poses other safety or soundness concerns.

In determining compliance with the risk-based capital requirements, a savings association must determine its interest rate risk and, if such risk exceeds a certain level, it must deduct an interest rate risk component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirements. An association's interest rate risk (IRR) is measured by the decline in the net portfolio value resulting from a 200 basis point increase or decrease in market interest rates. If an association's measured IRR exposure exceeds 2%, it must then deduct an IRR component from total capital for determining its risk-based capital requirement.

The Savings Bank's Subsidiaries. The OTS regulations permit federal savings associations to invest in the capital stock, obligations or specified types of securities of subsidiaries known as "service corporations" and as "operating subsidiaries". Operating subsidiaries may engage in any activity in which the savings association may engage. There is no limit as to the amount of the investment in an operating subsidiary. A service corporation may engage in certain specified activities. The savings association may make loans to a service corporation and joint ventures in which a service corporation is a participant in an aggregate amount not exceeding 3% of an association's assets, provided any investment over 2% is used for specified community or inner-city development purposes. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF.

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, condition, and complexity of its operations, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. United's total assessment for the year ended December 31, 2000 was $63,000.

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

Transactions with Affiliates

Pursuant to the Home Owners' Loan Act, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Loans to executive officers, directors, and principal shareholders must comply with Section 22(h) of the Federal Reserve Act, which requires these loans be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at December 31, 2000.

Federal Home Loan Bank System

United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for members. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2000, United was in compliance with this requirement.

Personnel

As of December 31, 2000 Fidelity had 65 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

    Fidelity maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. Fidelity also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.

ITEM 2.  PROPERTIES

The following table sets forth the location of Fidelity's savings bank offices, all of which are owned by United, as well as certain additional information relating to these offices as of December 31, 2000.

----------------------------------------------------------------------------------------------------
          Office Location                    Year Facility Opened                   Net Book Value
----------------------------------------------------------------------------------------------------
Home Office                                          1974                           $963,000
18 NW Fourth Street
Evansville, IN  47708
----------------------------------------------------------------------------------------------------
Eastside Branch                                      1997                          1,811,000
700 S. Green River Rd
Evansville, IN  47715
----------------------------------------------------------------------------------------------------
Northside Branch                                     1976                             83,000
4441 First Avenue
Evansville, IN  47710
----------------------------------------------------------------------------------------------------
Westside Branch                                      1979                             81,000
4801 W. Lloyd Expressway
Evansville, IN  47712
----------------------------------------------------------------------------------------------------
Bell Oaks Branch                             Opened in March 2001                    700,000
8533 Bell Oaks Drive
Newburgh, IN  47630
----------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

The discussion concerning the market for the registrant's common equity and related shareholder matters under the heading "Market Summary" is included in the 2000 Annual Report to Stockholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in the 2000 Annual Report to Stockholders on page 9 and is incorporated herein by reference. Additional information relating to stockholder matters can be found under the heading "Corporate Information" included in the 2000 annual Report to Stockholders on page 66 and is incorporated herein by reference.

On May 19th, 2000, following receipt of shareholder approval on May 19th, Fidelity sold 1,460,000 shares of common stock to Pedcor Holdings, LLC and Pedcor Bancorp. Bruce A. Cordingley, Gerald K. Pedigo, and Phillip J. Stoffregen were named directors of Fidelity as a part of the transaction. These shares were not registered under the Securities Act of 1933 in reliance upon the private placement exemption from such registration afforded by Section 4(2) of the Securities Act of 1933. No underwriters were utilized in connection with this transaction.

In exchange for the 1,460,000 shares, Fidelity received: (1) cash in the amount of $3,000,000; (2) a five year guarantee to United in an aggregate amount up to $1,500,000 against any negative cash flow from operations of certain specified development properties in United's portfolio; and (3) an agreement to provide management services and certain accounting services to the specified properties for ten years.

Pedcor Holdings, LLC, Pedcor Bancorp or their permitted assigns also received as a part of the transaction an option to purchase additional shares from Fidelity in an aggregate amount of up to $5 million until May 19, 2003. For shares purchased prior to May 19, 2001, the price for such shares will be $3.00 per share. For shares purchased after May 19, 2001 until May 19, 2003, the price for such shares will be the fair market value of the shares.


ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial and Other Data included in the 2000 Annual Report to Stockholders on page 5 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management' Discussion and Analysis of Financial Condition and Results of Operation included in the 2000 Annual Report to Stockholders on pages 6 through 32 is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

The discussion concerning quantilative and qualitative disclosures about market risk under the heading "Asset/Liability Management" included in the 2000 Annual Report to Stockholders on pages 31 and 32, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 33 through 65 of the 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No response to this item is required.

                                    PART III
                                    --------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information is to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 5 and 6 (up to but exclusive of the information presented under the caption "Certain Transactions and Other Matters Between Management and Fidelity") and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17, (up to but exclusive of the information presented under the caption "Item 2. Ratification of Independent Auditors of Fidelity"), of the Company's definitive proxy statement dated March 26, 2001, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION

The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 8 through 15 of the Company's definitive proxy statement dated March 26, 2001, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information to be provided under this Item is incorporated by reference to the information under the heading "Beneficial Ownership" on pages 3 and 4 (up to but exclusive of the information presented under the caption "Proxies" on page
4) and under the heading "Security Ownership of Management" on pages 16 and 17 (up to but exclusive of the information presented under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17), of the definitive proxy statement dated March 26, 2001 as filed with the Securities and Exchange Commission pursuant to regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be provided under this Item is incorporated by reference to the information under the heading "Certain Transactions and Other Matters Between Management and Fidelity" on page 6 and 7 (up to but exclusive of the information presented under the caption "Board Meetings" on page 7) of the Company's definitive proxy statement dated March 26, 2001 as filed with The Securities and Exchange Commission pursuant to Regulation 14A.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements are included in Item 8:

                                                                 Page Number in
                                                                  Annual report
Independent Auditor's Report on
Consolidated Financial Statements                                        33

Consolidated Balance Sheet
December 31, 2000 and December 31, 1999                                  34

Consolidated Statement of Income-
For the year ended December 31, 2000, the six months ended
    December 31, 1999 and the fiscal ended June 30, 1999             35, 36

Consolidated Statement of Changes in Stockholders' Equity-
For the year ended December 31, 2000, the six months ended
    December 31, 1999 and the fiscal ended June 30, 1999                 37

Consolidated Statement of Cash Flows -
For the year ended December 31, 2000, the six months ended
    December 31, 1999 and the fiscal ended June 30, 1999             38, 39

Notes to consolidated Financial Statements                          40 - 65

(2) See response to Item 14 (a) (1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) List of Exhibits

   Exhibit Number  Description
   --------------  -----------

   3(i) (a) Articles of Incorporation of Fidelity, filed as exhibit 3(a) to Fidelity's 1995 Annual Report on Form 10-K, are incorporated herein by reference

   3(i) (b) Articles of Amendment of the Articles of Incorporation, filed as exhibit 4.1 with Fidelity's Registration Statement on Form S-3 (file no. 333-53668), are incorporated by reference

   3(ii) By-Laws of Fidelity, filed as exhibit 4.2 with Fidelity's Registration Statement on Form S-3 (file no. 333-53668), are incorporated by reference

   10(a) The 1993 Director's Stock Option Plan, filed as exhibit 10(d) to Fidelity's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

     (b)           The 1995 Key Employee's Stock Option Plan, filed as
                   exhibit 10(c) to Fidelity's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

     (c) Employment agreement between Fidelity and M. Brian Davis, filed as exhibit 10(c) to Fidelity's 2000 Annual Report on Form 10-K

     (d) Employment agreement between Fidelity and Donald R. Neel, filed as exhibit 10(d) to Fidelity's 2000 Annual Report on Form 10-K

   13              Annual report to shareholders

   21              Subsidiaries of Fidelity Federal Bancorp

   23              Independent Auditor's Consent


(b) A Form 8-K was filed on October 5, 2000, announcing that President and CEO M. Brian Davis would cease to serve in those roles effective September 29, 2000.

(c)      See the list of exhibits in Item 14 (a) (3).

(d)      No other financial statement schedules are required to be submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001.

                                   FIDELITY FEDERAL BANCORP
                                   Registrant

                                   By  /S/ BRUCE A. CORDINGLEY
                                       ----------------------------------
                                       Bruce A. Cordingley
                                       Executive Committee Chairman
                                       (Acting Principal Executive Officer)

                                   By  /S/ DONALD R. NEEL
                                       ----------------------------------
                                       Donald R. Neel, Executive Vice President,
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

By /S/  JACK CUNNINGHAM
   ----------------------------------
        Jack Cunningham,
        Chairman

By /S/  BRUCE A. CORDINGLEY
   ----------------------------------
        Bruce A. Cordingley, Director

By /S/  WILLIAM R. BAUGH
   ----------------------------------
        William R. Baugh, Director

By /S/ DONALD R. NEEL
   ----------------------------------
       Donald R. Neel, Director

By /S/  GERALD K. PEDIGO
   ----------------------------------
        Gerald K. Pedigo, Director

By /S/  BARRY A. SCHNAKENBURG
   ----------------------------------
        Barry A. Schnakenburg, Director

By /S/  PHILLIP J. STOFFREGEN
   ----------------------------------
        Phillip J. Stoffregen, Director

By
   ----------------------------------
        M. Brian Davis, Director

By
   ----------------------------------
        Curt J. Angermeier, Director

INDEX TO EXHIBITS
-----------------



Page     Exhibit Number                 Exhibit
--------------------------------------------------------------------------------


              10(c)    Employment agreement between Fidelity and M. Brian Davis

              10(d)    Employment agreement between Fidelity and Donald R. Neel

              13       Annual report to shareholders

              21       Subsidiaries of Fidelity Federal Bancorp.

              23       Independent Auditor's Consent