Form 10-Q
period 2001-03-31
FIDELITY FEDERAL BANCORP
filed 2001-05-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 2001



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



                               18 NW Fourth Street
                            Evansville, Indiana 47708
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

As of May 2, 2001, there were 4,607,658 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                           Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheet..................................     3

   Condensed Consolidated Statement of Income............................     4

   Condensed Consolidated Statement of Stockholders' Equity..............     5

   Condensed Consolidated Statement of Cash Flows........................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................... 10-21

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk..... 21-22

PART II - OTHER INFORMATION..............................................    23

SIGNATURES...............................................................    24

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                    The Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                March 31,    December 31,
                                                                  2001           2000

Assets
Cash and due from banks                                         $   2,055     $   1,926
Interest-bearing demand deposits                                   17,000        14,718
                                                                ---------     ---------
   Cash and cash equivalents                                       19,055        16,644
Investment securities available for sale                           20,482        21,001
Loans, net of allowance for loan losses of $1,474 and $1,921      108,681       107,842
Premises and equipment                                              5,855         5,847
Federal Home Loan Bank of Indianapolis stock                        2,620         2,620
Deferred income tax receivable                                      7,129         7,245
   Interest receivable and other assets                             5,376         5,267
                                                                ---------     ---------
       Total assets                                             $ 169,198     $ 166,466
                                                                =========     =========

Liabilities
   Deposits
     Non-interest bearing                                       $   3,637     $   4,291
     Interest bearing                                             127,075       122,653
                                                                ---------     ---------
       Total deposits                                             130,712       126,944
   Long-term debt                                                  23,835        23,842
   Advances by borrowers for taxes and insurance                      598           362
   Valuation allowance for letters of credit                        2,684         5,153
   Other liabilities                                                2,214         1,390
                                                                ---------     ---------
       Total liabilities                                          160,043       157,691
                                                                ---------     ---------

Stockholders' Equity
   Preferred stock, no par or stated value
     Authorized and unissued--5,000,000 shares
   Common stock, $1 stated value
Authorized--5,000,000 shares
Issued and outstanding--4,607,658 shares                            4,607         4,607
7Additional paid-in capital                                         13,674        13,674
Stock warrants                                                         11            11
Retained earnings                                                  (8,957)       (8,981)
Accumulated other comprehensive loss                                 (180)         (536)
                                                                ---------     ---------
Total stockholders' equity                                          9,155         8,775
                                                                ---------     ---------

Total liabilities and stockholders' equity                        169,198     $ 166,466
                                                                =========     =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statement of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         2001        2000
--------------------------------------------------------------------------
Interest Income
   Loans receivable                                    $ 2,426       2,190
   Investment securities--taxable                          344         401
   Deposits with financial institutions                    212         305
   Other dividend income                                    52          78
                                                       -------     -------
         Total interest income                           3,034       2,974
                                                       -------     -------

Interest Expense
   Deposits                                              1,776       1,610
   Long-term debt                                          507         485
                                                       -------     -------
         Total interest expense                          2,283       2,095
                                                       -------     -------


Net Interest Income                                        751         879
   Provision for loan losses                               284          75
                                                       -------     -------

Net Interest Income After Provision for Loan Losses        467         804
                                                       -------     -------

Other Income
   Fee income--management fees                              --          44
   Service charges on deposit accounts                      83          77
   Net gains on loan sales                                  63           7
   Letter of credit fees                                   129         145
   Agent fee income                                        233           7
   Servicing fees on loans sold                             27          28
   Other income                                            141         127
                                                       -------     -------
         Total non-interest income                         676         435
                                                       -------     -------
Other Expenses
   Salaries and employee benefits                          696         763
   Net occupancy expenses                                   91          92
   Equipment expenses                                       60          69
   Data processing fees                                     91          84
   Deposit insurance expense                                62          60
   Legal and professional fees                              55         133
   Advertising                                              55          30
   Letter of credit valuation provision                   (284)         --
   Amortization of intangible assets                        52          --
   Loss on investment in partnerships                       55          83
   Other expense                                           313         359
                                                       -------     -------
         Total non-interest expense                      1,246       1,673
                                                       -------     -------

Income (Loss) Before Income Tax                           (103)       (434)
   Income tax benefit                                     (127)       (266)
                                                       -------     -------

Net Income (Loss)                                           24        (168)
                                                       =======     =======

Basic Earnings (Loss) Per Share                           0.01       (0.05)

Diluted Earnings (Loss) Per Share                         0.01       (0.05)

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       2001           2000
                                                     -----------------------
Beginning Balance                                    $ 8,775         $ 5,427
   Comprehensive income
     Net income (loss)                                    24            (168)
     Other comprehensive income - net of tax
         Unrealized gain on securities                   356             219
                                                     -------         -------
   Comprehensive income                                  380              51
   Purchase of stock
                                                     -------         -------
Balances, March 31                                   $ 9,155         $ 5,478
                                                     =======         =======

See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  2001              2000
-------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                            $     24          $   (168)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
     Provision for loan losses                                       284                75
     Letter of credit valuation provision                           (284)
     Depreciation                                                     82                92
     Investment securities amortization (accretion), net              14                15
     Valuation allowance--affordable housing investments              14                21
     Loans originated for sale                                    (3,476)           (1,437)
     Proceeds from sale of loans                                   3,497             1,424
     Amortization of net loan origination fees and points             (1)               (4)
     Deferred income tax benefit                                     116                55
     Changes in
       Interest payable and other liabilities                        590              (330)
       Interest receivable and other assets                         (123)              996
                                                           -------------------------------
     Net cash provided by operating activities                       737               739
                                                           -------------------------------

Investing Activities
   Proceeds from maturities of securities available for sale       1,094               842
   Net change in loans                                            (1,143)           (8,387)
   Purchase of premises and equipment                                (89)              (21)
   Funding on outstanding letters of credit                       (2,185)               --
   Proceeds from sales of premises and equipment                      --               108
                                                           -------------------------------
     Net cash used by investing activities                        (2,323)           (7,458)
                                                           -------------------------------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                        2,989            (1,679)
     Certificates of deposit                                         779            (7,889)
     Short-term borrowings                                                             (59)
   Proceeds of long-term debt
   Repayment of long-term debt                                        (7)             (516)
   Net change in advances by borrowers for
     taxes and insurance                                             236               195
                                                           -------------------------------
     Net cash provided (used) by financing activities              3,997            (9,948)
                                                           -------------------------------
Net Change in Cash and Cash Equivalents                         $  2,411          $(16,667)

Cash and Cash Equivalents, Beginning of Period                    16,644            30,914
                                                           -------------------------------

Cash and Cash Equivalents, End of Period                        $ 19,055          $ 14,247
                                                           ===============================

Additional Cash Flows Information
   Interest paid                                                $  1,292          $  1,211

See notes to consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o    Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements.

o    Stockholders' Equity and Capital Infusion

In 2000 Fidelity and its stockholders agreed to sell 1,460,000 shares of its common stock to Pedcor Holdings, LLC, a limited liability company (Pedcor). The consideration paid by Pedcor included $3,000,000 in cash $(3.00 per share), a five-year guarantee to United in an aggregate amount up to $1,500,000 against any negative cash flow from operations of certain specified affordable housing properties in United's portfolio, and an agreement to provide certain management services for the specified properties for ten years at no fee to United or Fidelity. Pedcor, as a result of this transaction, has the ability to exercise an option to purchase up to $5 million of additional stock for a period of three years from the closing date. All purchases completed within one year of the execution of the Agreement must be executed at $3.00 per share. Thereafter, Pedcor may purchase shares from Fidelity at fair market value through May 2003. In addition, three Pedcor principals were named to Fidelity's Board of Directors. An intangible asset of $1,265,000 was recorded as a result of this transaction. These assets are being amortized over periods ranging from five to ten years depending on their estimated lives. The net unamortized balance of these intangible assets at March 31, 2001 was $1,073,000 and is included in other assets.

 In January 2001, the Company filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 1,000,000 shares were registered in this filing. The filing was effective with the SEC on April 25, 2001. The rights offering is available to existing shareholders as of April 26, 2001, the record date. For every 4.6 shares of Fidelity held on the record date, the shareholder may purchase one share of Fidelity at $1.55 representing their basic subscription right. All shareholders have the right to oversubscribe for shares not purchased by other shareholders based on their pro-rated ownership in Fidelity. Existing directors expect to purchase at least $698,387 shares.

In connection with Fidelity's first debt and equity rights offering completed April 30, 1994, Fidelity reserved 415,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 277 shares of common stock. The warrants were valued at $100 per warrant, carrying an exercise price of $6.22 per share, and expire on April 30, 2004. At March 31, 2001, a total of 397,218 of the shares originally reserved had been issued and 18,282 remained reserved and unissued.

In connection with Fidelity's second debt and equity offering completed on January 31, 1995, Fidelity reserved 346,500 shares of its common stock for issuance upon exercise of 1,500 outstanding warrants. Each warrant represents the right to purchase 231 shares of common stock. The warrants were valued at $100 per warrant, carrying an exercise price of $8.93 per share, and expire on January 31, 2005. At March 31, 2001, a total of 337,029 of the shares originally reserved had been issued and 9,471 remained reserved and unissued.

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

United has entered into a Supervisory Agreement ("Agreement") with the Office of Thrift Supervision ("OTS"). One of the provisions of the Agreement restricts the payments of dividends from United to Fidelity without prior written OTS approval. The OTS, in 1999, permitted the payment of dividends to assist Fidelity in meeting interest payments on its outstanding debt; however, there can be no assurance that this approval will be granted going forward if necessary. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.

o    Company Subsidiaries

Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana, and is regulated by the Office of Thrift Supervision ("OTS"). Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities. Village Affordable Housing Corporation, the other subsidiary of Fidelity, was formed during the third quarter of fiscal 1998 for the purpose of owning interests in real estate housing, and recently acquired certain real estate from United and its subsidiaries to assist in United's divestiture efforts in the first quarter of 2001.

United's subsidiaries, Village Housing Corporation and Village Management Corporation (the "Affordable Housing Group"), and Village Capital Corporation have been involved in various aspects of financing, owning, developing, and managing affordable housing projects. Currently, they are involved only in the business of owning affordable housing properties. In May 2000, Pedcor Management Corporation, an affiliate of Pedcor Holdings, LLC, began providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital Corporation has earned fees by providing real estate mortgage banking services, but has not provided any new mortgage banking services for the past two years. Another subsidiary of United, Village Insurance Corporation, receives fee income for credit life and accident health insurance sales.

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

Management has expended significant time and effort ensuring that United continues to operate in compliance with the Supervisory Agreement. While the Supervisory Agreement remains in place, it is possible that total loans outstanding will continue to decline, and management efforts will be concentrated on compliance, rather than business development. This will likely continue to impact the financial condition and the operating results of United and Fidelity until the Agreement is terminated, modified, or suspended. The restrictions regarding certain activities in the Supervisory Agreement have had a significant impact on United's net interest margin, net interest income, and net income, as a result of United's inability to participate in new commercial lending. The supervisory agreement currently requires United to:

          o reduce its level of classified assets to core capital and allowance for loan and lease losses to 50% or less by March 31, 2001;

          o    refrain from making any commercial loans without OTS approval;

          o    refrain from engaging in any "sub prime" lending activity;

          o not increase the size of the consumer loan portfolio in excess of 30% of United's assets;

          o    refrain from paying dividends without OTS approval;

          o    adopt a strategic plan including:

               oo   capital targets, which United set at 8.12% for tangible,
                    leverage and core capital ratios and 13.75% for total
                    risk-based capital;
               oo   establish concentration limits for all assets; and
               oo   develop a plan to reduce its concentration of high risk
                    assets.

          o refrain from making additional investments in equity securities or real estate for development without OTS approval;

          o    develop a plan to divest real estate held for development;

          o develop a plan to reduce employee turnover and obtain OTS approval before hiring any additional or replacing any directors or senior executive officers;

          o develop a conflicts of interest policy and refrain from engaging in any transaction with or distribution of funds to Fidelity or its subsidiaries or selling any assets to an affiliate without OTS approval;

          o develop a plan to increase liquidity and manage liquidity and cash flow;

          o refrain from increasing the level of executive compensation in excess of the greater of $5,000 or the annual cost of living without OTS approval;

          o not increase its assets in excess of net interest credited on its deposit liabilities without OTS approval;

          o not engage in new activities not included in its strategic plan without OTS approval;

          o maintain a fully-staffed and functioning internal audit and internal loan review process;

          o adopt a policy to administer the general partnerships held by the subsidiaries of United; and

          o    adopt a policy to administer its mortgage brokerage activities.

United currently is in compliance with all provisions of the supervisory agreement at March 31, 2001.

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

o    Results of Operations

The net income for the three months ended March 31, 2001 was $24,000, compared to a net loss of $168,000 for the same period last year. Basic and diluted net income per share was $.01 per share for the three months ended March 31, 2001, compared to a net loss of $0.05 per share in 2000. Interest income increased slightly from the prior year primarily due to an increase in consumer loan activity which helped offset a portion of the payoffs in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. Interest income increased $60,000 for the three months ended March 31, 2001. The net interest margin was impacted by the .50% reduction in the federal funds rate during the quarter by the Federal reserve Board. The negative effect was magnified by Fidelity's significant holdings of short-term deposits. Interest expense increased approximately $188,000 for the period. Yields on liabilities are anticipated to decrease in the 2nd half of 2001 due to the lower interest rate environment during 2001. Fidelity's assets have increased $2.7 million from December 31, 2000 to $169.2 million at March 31, 2001 due to an increase in deposits. Non-interest income for the three months ended March 31, 2001, increased $241,000 from the three months ended March 31, 2000 primarily due to an increase in agent fee income generated through consumer lending activities. Non-interest expense decreased $427,000 to $1.2 million due primarily to a decrease in the letter of credit valuation provision of $284,000, and a decrease in other operating expense of $143,000.

Net Interest Income
Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. For the quarter ended March 31, 2001 net interest income decreased $128,000 from the quarter ended March 31, 2000. The net interest margin decreased during the three month period to 2.06% from 2.35% a year ago. Fidelity's reduction in average earning assets of $2.6 million from a year ago was primarily composed of reductions in commercial loans, multifamily loans and commercial real estate loans. Average multifamily, commercial and commercial real estate loans decreased $3.9 million. These decreases were offset by a $7.6 million increase in average consumer loans, resulting in an increase of interest income of $306,000. The decrease in commercial and multifamily loans is expected to continue during the time that United operates under the Supervisory Agreement. Please refer to the footnote "Other Restrictions" in the Notes to Consolidated Financial Statements for further details.

Average interest bearing liabilities increased $1.8 million from March 31, 2000 to $149.1 million at March 31, 2001. Total average interest bearing deposits increased $1.0 million, while borrowings and FHLB advances increased $746,000 over March 31, 2000. This resulted in an increase in interest expense of

$169,000 over the three months ending March 31, 2000. The average balance of agent-acquired certificates of deposit, which had an average rate of 5.92% at March 2000, was reduced from $13.3 million at March 31, 2000 to $5.3 million at March 31, 2001 with an average rate of 6.07%. Due to the rising interest rate environment in 2000, the average rate on total deposits has increased to 5.63% from 4.97% since March 31, 2000.

Despite management's efforts, the net interest margin is expected to be relatively constant or decline during the term of the Supervisory Agreement between United and the OTS, due to certain lending restrictions.

Provision for Loan Losses and Letter of Credit Reserves

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the three months ending March 31, 2001 was $284,000 compared to $75,000 in the prior year, an increase of $209,000. During the three months ended March 31, 2001 Fidelity increased its allowance for loan losses and reduced its letters of credit valuation reserve by $284,000 due to refinancing activities completed during the first quarter of 2001. During the first quarter of 2001, Fidelity successfully closed on new financing for four affordable housing letters of credit, in which Fidelity or United provided letters of credit. The ratio of allowance for loan losses to non-performing loans was 182.8% at March 31, 2001 compared to 189.9% at March 31, 2000.

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

Non-interest income. Non-interest income for the quarter ended March 31, 2001, was $676,000 compared to $435,000 for the same period in 2000, an increase of $241,000.

The following table summarizes non-interest income for the quarter ended March 31, 2001 and 2000:

(in thousands)
                                         Three months ended
                                              March 31,
----------------------------------------------------------------------
                                                             Increase
                                           2001     2000    (Decrease)
----------------------------------------------------------------------
                                            (Dollars In Thousands)

Fee income management fees                         $  44     $ (44)
Service charges on deposit accounts       $  83       77         6
Net gains on sale of real estate loans       63        7        56
Letter of credit fees                       129      145       (16)
Servicing fees on loans sold                 27       28        (1)
Agent fee income                            233        7       226
Other                                       141      127        14
                                        --------------------------

     Total non-interest income            $ 676    $ 435     $ 241
                                        ==========================

Fee income from real estate management decreased $44,000 from the prior year. The stock purchase agreement approved by the shareholders in May 2000 calls for Pedcor to provide management services to the affordable housing property at no fee to the property or Fidelity. Therefore, no management fees were collected for the three months ended March 31, 2001 compared to the same period last year. Service charges on deposit accounts increased $6,000 for the three months ended March 31, 2001 compared to the prior fiscal year due to an increase in the number of checking deposit accounts. Net gain on sale of real estate loans increased $56,000 over the prior year due to an increase in mortgage loan activity. Letter of credit fees decreased $16,000 from the prior year. United has participated in an arrangement in which automobiles are originated and sold for a fee to another organization. Agent fees for the three months ended March 31, 2001 were $233,000 compared to $7,000 last year. United fully resumed its consumer lending activities in late 1999 and has continued to increase its network of automobile dealers during 2000 and 2001. The continued expansion and penetration of its automobile network has been instrumental in the increase in agent fees over the prior year.

Non-Interest Expense
Non-interest expense decreased $427,000 or 25.5% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

The following table summarizes non-interest expense for the three months ending March 31, 2001 and 2000:

(in thousands)

                                      Three Months Ended
                                           March 31
                                      ----------------------------------
                                                               Increase
                                         2001       2000      (Decrease)
                                         ----       ----      ----------

Salaries and employee benefits           $696       $763        $  (67)
Letter of credit valuation provision     (284)       (-)          (284)
Legal and professional                     55        133           (78)
Net occupancy expenses                     91         92            (1)
Equipment expenses                         60         69            (9)
Data processing fees                       91         84             7
Advertising                                55         30            25
Deposit insurance expense                  62         60             2
Correspondent bank charges                 38         38            (-)
Printing and supplies                      26         21             5
Loss on investment in partnerships         55         83           (28)
Telephone                                  19         34           (15)
Postage                                    28         24             4
Amortization of intangible assets          52        (-)            52
Other operating expense                   202        242           (40)
                                      ----------------------------------

   Total non-interest expense          $1,246     $1,673        $ (427)
                                      ==================================

Salaries and employee benefits decreased $67,000 for the three months ended March 31, 2001, due to staff reductions completed since March 31, 2000. During the three months ended March 31, 2001 a $284,000 letter of credit valuation provision reversal was recognized due to the refinancing activities completed during the first quarter of 2001. This reversal was fully offset by an increase in the provision for loan losses. Fidelity successfully closed on new financing for four affordable housing letters of credit, in which Fidelity or United provided letters of credit. Fidelity recorded its percentage share of losses for its investments in various affordable housing properties under the equity method of accounting. Fidelity's losses were $55,000 and $83,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Fidelity continues to monitor these partnerships very closely and has taken steps to assist these partnerships to increase their cash flows through various refinancing efforts. Fidelity is in varying stages of completing refinancing on an additional five affordable housing developments, which should be completed by the end of 2001. Legal and professional fees decreased $78,000 for the three months ended March 31, 2001 due to increased legal expenses for the same period last year relating to workout activities with respect to various classified assets. Equipment expense decreased $9,000 from the prior year due to a decrease in depreciation expense. Advertising increased $25,000 from the prior year primarily due to increased promotional activities with respect to increased activities in the consumer lending and mortgage areas, as well as the opening of a new branch in Warrick County, Indiana. Telephone expense decreased by $15,000 for the three months ended March 31, 2001 due to increased expenses for a new system in the prior year. In conjunction with the stock sale to Pedcor Holdings, LLC, intangible assets totaling $1.3 million were recorded. Amortization of these assets resulted in expense of $52,000 for the three months ended March 31, 2001. Other operating expense decreased $40,000 from the prior year. Management continues to monitor expenses closely.

Income Tax Benefit
The income tax benefit was $127,000 for the three months ending March 31, 2001 compared to $266,000 in the same period last year, primarily due to an increase in taxable income. Included in the tax benefit of $127,000 for the three months ending March 31, 2001 are tax credits of $80,000. These credits are received from Fidelity's investment in affordable housing properties and are a component of the overall return on these investments. Fidelity also receives the tax benefit on its percentage of the operating losses for those projects. Some of the benefits associated with these tax credits are partially offset by reductions of the investment in the affordable housing properties, which are included in the above table under the caption "Loss on investment in partnerships". The effective tax rate for the three months ended March 31, 2001, was 123.3%, due to the benefits accrued from the tax credits.

Consideration of the need for a valuation allowance for the deferred tax asset was made at March 31, 2001 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 75% of the initiatives included within its current business plan and then achieve 5 to 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. The analyses used to help consider the need for a valuation allowance for the deferred tax asset are subject to certain risks and uncertainties that could impact the final determination regarding the amount of the valuation allowance. These risks include the failure to implement the business plan targets for increased revenues, cost reductions, the potential loss of key employees, ability to maintain projected interest rate margins, and the potential disruption of activities in key income-producing areas.


Financial Condition
Total assets at March 31, 2001 increased $2.7 million to $169.2 million from $166.5 million in December 2000. Average assets for the three months ended March 31, 2001 increased by $3.8 million from $163.9 million at December 31, 2000 to $167.8 million at March 31, 2001. Interest-bearing liabilities increased $5.4 million due to an increase in NOW accounts and retail certificates in an effort to retain and replace $12.9 million in maturing agent-acquired and retail certificates of deposit during the first quarter of 2001. The increase in total assets is primarily due to an increase in short-term interest-bearing deposits and an increase in consumer loans offset by loan payoffs, refinancing and payments received on commercial, multifamily and fixed 1-4 family mortgage loans. The increase in total liabilities was primarily due to an increase in a high-balance money market product bearing a higher interest rate than United's traditional money market accounts and retail certificates bearing a premium market rate. These increases were partially offset by the reduction of letter of credit valuation reserves due to refinancing activities.

Loans
The following table shows the composition of Fidelity's loan portfolio as of March 31, 2001 and December 31, 2000:

                                                     March 31,   December 31,
                                                       2001         2000
-----------------------------------------------------------------------------

Real estate mortgage loans
   First mortgage loans
     Conventional                                    $ 47,750      $ 47,809
     Construction                                       1,157         1,274
     Commercial                                         6,750         6,873
     Multi-family loans                                 3,785         4,350
     Home equity loans                                  5,137         5,274
     First mortgage real estate loans purchased         1,483         1,753
                                                   -------------------------
                                                       66,062        67,333
   Commercial loans, other than
      secured by real estate                            2,257         2,305
   Consumer loans                                      41,835        40,125
                                                   -------------------------
       Total loans                                    110,154       109,763
   Allowance for loan losses                           (1,474)       (1,921)
                                                   -------------------------

       Net loans                                     $108,680      $107,842
                                                   =========================


       Total loans to total assets                      65.1%         65.9%
                                                   =========================

Fidelity sells a portion of its current production of 1-4 family loans, recording the gain or loss and using the proceeds to fund new loan originations. The amount of loans retained are typically less than principal payments received on outstanding accounts.

Commercial real estate loans and commercial loans have continued to decline as a result of the Supervisory Agreement's restriction of new commercial lending. Refer to the "Other Restrictions" footnote to the financial statements for additional information. The focus of United's commercial lending department has been to assist in the acquisition of outside financing for certain loans or letters of credit, develop action plans to monitor the portfolio and minimize potential losses relating to its remaining classified commercial credits and its letter of credit exposure.

The increase in loans is primarily due to an increase in consumer loans of $1.7 million from December 31, 2000 to $41.8 million at March 31, 2001. Staffing added to the consumer loan department in 1999 has enabled Fidelity to substantially increase the number of direct and indirect automobile loans financed. The level of growth achieved in the consumer loan portfolio during 2000 is not expected to continue during 2001, although activity could increase as a result of the sale of automobiles loans for a fee to a non-affiliated organization.

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

The following table provides information on Fidelity's non-performing loans as of March 31, 2001 and December 31, 2000:

                                                        March 31,  December 31,
                                                           2001        2000
  -----------------------------------------------------------------------------
                                                         (Dollars in Thousands)
  Non-accrual loans
     Consumer
     Commercial                                          $  235        $472
     Real estate mortgage
     Multi-family                                           143         148
                                                          -----       -----
       Total non-accrual loans                              378         620
  Restructured
     Consumer                                               131         115
     Commercial                                             119         119
                                                          -----       -----
       Total restructured loans                             250         234
  90 days or more past due and accruing
     Mortgage                                               112           -
     Consumer                                                36          10
     Commercial                                              30           -
                                                          -----     -------
       Total 90 days or more past due and accruing          178          10
                                                           ----       -----
         Total non-performing loans                        $806        $864
                                                           ====        ====


  Ratio of non-performing loans to total loans             .73%       0.79%

Non-performing loans were .73% of total loans at March 31, 2001, as compared to
 .79% of total loans at December 31, 2000 and consisted primarily of commercial and multi-family loans. Commercial non-performing loans decreased during the quarter due to the charge-down in the balance of one commercial loan but was partially offset by an increase in non-performing mortgage loans.

Multi-family affordable housing loans, for which specific and general reserves have been computed, are currently performing with respect to debt service and are therefore not included in the above "non-performing loans" totals. The ability of the multi-family loans to remain performing is in part due to general partner or other advances made by Fidelity to support cash flow deficits incurred by the affordable housing projects. There is no assurance that general partner advances will not be necessary in the future to support further cash flow deficits, or that Fidelity will not have to extend funds in order to protect its collateral position with respect to the loans. The amount of additional advances should be reduced in future periods due to the operating deficit guarantees provided by Pedcor, the management of the affordable housing portfolio by Pedcor, and because of completed refinancing efforts.

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

Classified Assets and Letters of Credit
(in thousands)
                                                March 31,      December 31,
                                                  2001            2000
                                               -----------------------------

Classified assets                                $ 7,012         $ 8,754
Classified letters of credit                       4,721          11,773
                                                 -------         -------

     Total classified assets/letters of credit   $11,733         $20,527
                                                 =======         =======

Classified assets and letters of credit of Fidelity totaled $11.7 million at March 31, 2001 compared to $20.5 million at December 31, 2000 a decrease of 42.9%. Classified assets and letters of credit were 102.4% and 129.5% of Fidelity's capital and reserves at March 31, 2001 and December 31, 2000, respectively. Classified assets and letters of credit were 34.6% and 69.9% of United's capital and reserves at March 31, 2001 and December 31, 2000, respectively. In addition to the classified assets and letters of credit, there were other assets and letters of credit totaling $10.8 million for which management was closely monitoring the borrowers' abilities to comply with payment terms.

Impaired loans are those that management believes will not perform under the original loan terms. At March 31, 2001 and December 31, 2000, Fidelity had impaired loans totaling $3.7 million compared to $7.4 million at December 31, 1999, a decrease of 50%. The large decrease in impaired loans recognizes Fidelity's ongoing efforts to reduce classified loans. The allowance for losses on such impaired loans totaled $286,000 and $384,000, which are included in Fidelity's allowance for loan losses at March 31, 2001 and December 31, 2000, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at March 31, 2001 total $8.2 million, versus $11.8 million at December 31, 2000, a decrease of 32.1%. The valuation allowance on such impaired letters of credit totaled $2.7 million and is included in Fidelity's letter of credit valuation allowance at March 31, 2001 compared to $5.2 million at December 31, 2000. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at March 31, 2001 and December 31, 2000:

                                                 Three months ended  Year ended
                                                      March 31,     December 31,
                                                         2001           2000
--------------------------------------------------------------------------------
                                                       (dollars in thousands)

Allowance for loan losses
   at beginning of period                             $   1,921      $   2,021
                                                      ------------------------
Loan charge offs
   Real estate mortgage                                                     80
   Multi-family                                             638            683
   Commercial                                               238             12
   Consumer                                                 121            391
                                                      ------------------------
     Total loan charge offs                                 997          1,166
                                                      ------------------------

Loan recoveries
   Real estate mortgage
   Multi-family                                             261            317
   Commercial                                               (12)            20
   Consumer                                                  16             59
                                                      ------------------------
     Total loan recoveries                                  265            396
                                                      ------------------------

Net charge offs                                             732            770

Provision for loan losses                                   284            670
                                                      ------------------------

Allowance for loan losses at end of period            $   1,473      $   1,921
                                                      ========================

Ratio of net charge offs to average loans outstanding
   during period (annualized)                              2.67%           .72%
                                                      ========================

Ratio of provision for loan losses to average loans
   outstanding during period (annualized)                  1.03%           .63%
                                                      ========================

Ratio of allowance for loan losses to total loans
   outstanding at year end                                 1.34%          1.75%
                                                      ========================

Average amount of loans
   outstanding for the period                         $ 110,457      $ 106,599
                                                      ========================

Amount of loans outstanding
   at end of period                                   $ 110,206      $ 109,763
                                                      ========================

The allowance for loan losses was $1.5 million at March 31, 2001 compared to $1.9 million at December 31, 2000. Net loan charge-offs were $732,000 or 2.67% of average loans for the three months ended March 31, 2001 compared to $770,000 or 0.72% of average loans for the year ended December 31, 2000. During the three months ended March 31, 2001, Fidelity charged-off $638,000 of multifamily loans and $238,000 of commercial loans that reserves were previously provided for. Consumer loan charge-offs of $121,000, were related primarily to loans originated prior to 1999.

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $38.2 million at March 31, 2001 and $43.8 million at December 31, 2000. Specific allocations for letters of credit totaled 7.0% of outstanding letters of credit at March 31, 2001 compared to 11.8% at December 31, 2000. During the first quarter of 2001 approximately $1.9 million was funded to assist in the refinancing efforts on four partnerships. These funds were charged against previous reserves that were established in prior periods. An additional $284,000 of excess reserves were reversed during the current quarter for re-allocation to the provision for loan losses. Management is not currently aware of any additional letters of credit that are expected to be called or funded. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of March 31, 2001.

Allocation of Allowance for Loan Losses
The allocation for loan losses and the percentage of loans within each category to total loans at March 31, 2001 and at December 31, 2000 are as follows:

Allocation of Amount
                                         March 31,        December 31,
                                           2001               2000
-----------------------------------------------------------------------
                                            (dollars in thousands)
Real Estate Mortgage                       $  86             $  49
Home equity                                   26                53
Multi-family                                  22               514
Consumer                                     678               628
Commercial                                   662               677
                                        ---------------------------

     Total                                $1,474            $1,921
                                        ===========================

Percentage of Loans to Total Loans
                                         March 31,        December 31,
                                           2001               2000
-----------------------------------------------------------------------
Real Estate Mortgage                        44.9%             45.2%
Home equity                                  4.7               4.8
Multi-family                                 3.4               3.4
Consumer                                    38.0              36.6
Commercial                                   9.0              10.0
                                        ---------------------------
     Total                                 100.0%            100.0%
                                        ===========================

Investment Securities
United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an interest rate risk management committee, which is responsible for keeping the investment policy current.

At March 31, 2001, the investment portfolio represented 12.1% of Fidelity's assets, compared to 12.6% at December 31, 2000, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At March 31, 2001, the entire investment portfolio was classified as available for sale. The net unrealized loss at March 31, 2001, which is included as a component of stockholders' equity, was $180,000 and was comprised of gross unrealized losses of $298,000 and a tax benefit of $118,000. The decrease in the unrealized loss was caused primarily by market interest rate changes during the period and the decline in the portfolio. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

The following table sets forth the components of United's available-for-sale investment portfolio as of March 31, 2001 and December 31, 2000:

                                                   March 31,        December 31,
                                                     2001               2000
--------------------------------------------------------------------------------
                                            (dollars in thousands)
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                   $   771            $   805
   Federal National Mortgage Association
      mortgage-backed securities                     1,049              1,095
   Government National Mortgage Association
      Mortgage-backed securities                    18,662             19,101
                                                   --------------------------

       Total securities available for sale         $20,482            $21,001
                                                   ==========================

For the three months ended March 31, 2001, United's investment securities portfolio decreased by $.5 million to $20.5 million compared to $21.0 million at December 31, 2000. The current year's decrease is the result of maturities and paydowns received during the three months. United holds various types of securities, including mortgage-backed securities. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase.

Funding Sources

Deposits
Fidelity attracts both short-term and long-term deposits from the retail market by offering a wide assortment of accounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($99,000 or more), and variable rate IRA certificates.

Average deposits increased by $2.8 million during the first three months of 2001. The average balance of retail certificates of deposit and NOW accounts increased $6.7 million and $3.4 million, respectively. These increases were partially offset by a decrease in agent-acquired certificates of deposit and demand accounts of $3.9 million and $2.5 million, respectively. According to the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source. Existing agent-acquired certificates of deposits were acquired at rates higher than the current local market for retail deposits, but generally below rates charged for FHLB advances. As these agent-acquired certificates mature, United has been successful in replacing the majority of these deposits with retail deposit products. Due to the rise in interest rates in 2000, the average rate on total deposits has increased 48 basis points since December 31, 2000 to 5.63% at March 31, 2001.

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the three months ended March 31, 2001 and the year ended December 31, 2000.

                                      Three months ended       Year ended
                                           March 31,          December 31,
                                             2001                 2000
Average Deposits                        Amount    Rate     Amount       Rate
------------------------------------------------------------------------------
                                              (dollars in thousands)
Demand                                 $  2,612           $  5,136
NOW accounts                             20,608   3.93%     17,159      3.21%
Money market accounts                     1,673   1.99       2,058      1.99
Savings accounts                          3,842   2.31       4,349      2.25
Certificates of deposit                  93,716   6.34      87,027      5.97
Agent-acquired certificates of deposit    5,325   6.07       9,241      6.00
                                       --------           --------

         Totals                        $127,776   5.63    $124,970      5.15%
                                       ========           ========

Borrowings
Fidelity's long-term debt decreased $7,000 during the first three months of 2001 primarily due to paydowns on other FHLB advances secured by specific single-family loans. Alternate funding sources for United are provided by loan sales, loan payoffs, Federal Home Loan Bank advances as well as through retail deposits. In the following table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company both secured and unsecured, and total $13.9 million.

The following table summarizes Fidelity's borrowings as of March 31, 2001 and December 31, 2000.

                                                                  March 31,  December 31,
(dollars in thousands)                                              2001        2000
-----------------------------------------------------------------------------------------
Note payable, 9.45% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                          $   972        975
Note payable, 9.45% adjusted annually, payable $13 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                            1,490      1,494
Note payable, 10.50%, interest paid quarterly, due June 2003,
   secured by United stock                                           1,500      1,500
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                         1,476      1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                       1,494      1,494
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                          7,000      7,000
Federal Home Loan Bank advances, due at various dates through
   2010 (weighted average rates of 6.72 both at March 31, 2001
   and December 31, 2000)                                            9,903      9,903
                                                                  -------------------

       Total long-term debt                                        $23,835    $23,842
                                                                  ===================

Fidelity filed with the Securities and Exchange Commission a registration statement, effective April 2001, to exchange all outstanding 9 1/8% junior subordinated notes due totaling, 1,476,000 in principal on April 30, 2001 for 12% junior subordinated notes due in April 2004.

In February 2001, Fidelity established a $1.5 million line of credit with another financial institution that may be called upon at anytime prior to its expiration of September 2001. The interest rate is 8.5% and is tied to the prime rate plus one percent (1.0%).

Capital Resources
Fidelity's stockholders' equity increased $380,000 to $9.2 million at March 31, 2001, compared to $8.8 million at December 31, 2000. The change in stockholders' equity was accounted for by net income of $24,000, and a decrease in the net unrealized loss on securities available for sale of $356,000.

------------------------------------------------------------------------------------------------------------
                                                                        Required for       To be well
                                                     Actual           adequate capital     Capitalized
------------------------------------------------------------------------------------------------------------
                                                     Amount  Ratio   Amount    Percent   Amount   Percent
----------------------------------------------------------------------------------------------------------
As of March 31, 2001
----------------------------------------------------------------------------------------------------------
Total risk-based capital (to risk-weighted assets)  $17,280   14.0%  $9,886      8.0%    $12,357   10.0%
----------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)             12,852   10.4    4,943      4.0       7,414    6.0
----------------------------------------------------------------------------------------------------------
Core capital (to adjusted total assets)              12,852    8.0    6,399      4.0       7,999    5.0
----------------------------------------------------------------------------------------------------------
Core capital (to adjusted tangible assets)           12,852    8.0    3,200      2.0             N/A
----------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted total assets)          12,852    8.0    2,400      1.5             N/A
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
As of December 31, 2000
----------------------------------------------------------------------------------------------------------
Total risk-based capital (to risk-weighted assets)  $17,830   13.8% $10,337      8.0%    $12,921   10.0%
----------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets)             13,327   10.3    5,168      4.0       7,753    6.0
----------------------------------------------------------------------------------------------------------
Core capital (to adjusted total assets)              13,327    8.4    6,333      4.0       7,916    5.0
----------------------------------------------------------------------------------------------------------
Core capital (to adjusted tangible assets)           13,327    8.4    3,166      2.0             N/A
----------------------------------------------------------------------------------------------------------
Tangible capital (to adjusted total assets)          13,327    8.4    2,375      1.5             N/A
----------------------------------------------------------------------------------------------------------

Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios have exceeded each of these levels. The leverage ratio was 8.0% at March 31, 2001 and 8.4% for December 31, 2000, tier I capital to risk-weighted assets was 10.4% and 10.3% and total capital to risk-weighted assets was 14.0% and 13.8% at March 31, 2001 and December 31,

2000, respectively. Book value per share, including unrealized losses on investment securities, increased to $1.99 at March 31, 2001, compared to $1.90 at December 31, 2000.

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At March 31, 2001 and December 31, 2000, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates.

Liquidity
Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

The Stock Purchase Agreement approved by shareholders in May 2000 added an additional $3.0 million in cash for Fidelity. In addition, for 3 years following the approval of the stock purchase agreement, approved on May 19, 2000, Pedcor is entitled under the terms of the Stock Purchase Agreement to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. For shares purchased in the first year following the closing, Pedcor will pay $3.00 per share. For shares purchased in the second and third year following the closing, Pedcor will pay the fair market value of the shares. Fidelity recently obtained a $1.5 million line of credit and can draw on this line until its expiration in September 2001. Absent the line of credit, the potential issuance of additional stock to Pedcor, potential of additional debt or equity financing, or dividends from United (with OTS approval), the holding company would have depleted its available cash in April 2001. In January 2001, Fidelity filed a registration statement with the Securities and Exchange Commission for a common stock rights offering to existing shareholders, effective April 25, 2001. The common stock rights offering will be for existing shareholders as of the April 26, 2001 record date. The offering will end at 5:00 pm (CDT) on June 29, 2001. Fidelity is also in the process of negotiating agreements to extend maturities on certain other debt obligations coming due in 2002. Fidelity filed a registration statement in March 2001 with the Securities and Exchange Commission to exchange all outstanding 9 1/8% junior subordinated notes due totaling, $1,476,000 in principal, on April 30, 2001 for 12% junior subordinated notes due in April 2004. This offering is open until May 14, 2001, to allow noteholders the opportunity to participate. These actions excluding letter of credit issues noted below will facilitate the acquisition of sufficient cash to meet projected cash flow shortfalls, if successful.

Fidelity has issued letters of credit that back tax-exempt bond financing for three Section 42 multifamily housing developments. The municipal bonds are periodically re-marketed to current or new bondholders. Beginning in July 2001 through October 2001, approximately $8.7 million in bonds are due to be re-marketed. In the event that some of the bonds cannot successfully be re-marketed, Fidelity will be required to fund the difference. The amount of cash that would be required could be in excess of the amount Fidelity is anticipated to maintain. As such, alternative strategies for re-financing this debt such as utilizing the Federal Housing Administration 223(f) program are being sought. Fidelity has had prior success in refinancing Section 42 multifamily housing debt outstanding utilizing this program, however, there is no assurance that this effort will be successful.

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

The data for March 31, 2001 is not required to be filed with the OTS until 45 day after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management on various decision making regarding products, maturities, repricing, etc. United should have an internal model completed in the second quarter of 2001 to assist in interest rate risk management.

Although United has not yet submitted its CMR to the OTS for March 31, 2001, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2000.

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


ITEM 2  Changes in Securities and Use of Proceeds:
        ------------------------------------------
            Not applicable.


ITEM 3  Defaults Upon Senior Securities:
        --------------------------------
            Not applicable.


ITEM 4  Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------
            Submission of Matters to a Vote of Security Holders:
            On April 30, 2001 at 10:00 am at the Sheraton Keystone Crossing
            8787 Keystone Crossing, Indianapolis, Indiana, the Annual meeting of Shareholders was held in order to vote on two matters.

            Matter 1 was to elect six directors to the Board of Directors to serve until their successors are duly elected and qualified.

            The vote tabulation for the election of William R. Baugh was 3,381,586 for and 986,303 shares against; Bruce A. Cordingley was 3,415,426 for and 952,463 shares against; Donald R. Neel was 3,419,953 for and 947,798 shares against; Gerald K. Pedigo was 3,415,682 for and 952,204 shares against; Barry A. Schnakenburg was 3,388,314 for and 979,482 shares against; Phillip J. Stoffregen was 3,416,286 for and 951,372 shares against

            The following directors term continued after the meeting; William Baugh, Jack Cunningham, Bruce A. Cordingley, Gerald K. Pedigo, Donald R. Neel, Barry A. Schnakenburg and Phillip Stoffregen.

            Matter 2 was the ratification of the appointment of the auditor of Fidelity. The vote tabulation for Olive LLP was 4,142,002 for, 223,522 shares against, and 2,271 shares abstained.


ITEM 5  Other Information:
        ------------------
            None


ITEM 6  Exhibits and Reports on Form 8-K:
        ---------------------------------
            None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIDELITY FEDERAL BANCORP



Date: MAY 14, 2001                     By: /s/ BRUCE A. CORDINGLEY
      ------------                         -----------------------
                                           Bruce A. Cordingley
                                           Executive Committee Chairman
                                           (Acting Principal Executive Officer)



                                       By: /s/ DONALD R. NEEL
                                           ------------------
                                           Donald R. Neel,
                                           Executive Vice President,
                                           CFO and Treasurer
                                           (Principal Financial Officer)