Form 10-Q
period 2001-06-30
FIDELITY FEDERAL BANCORP
filed 2001-08-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 2001



                            FIDELITY FEDERAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Indiana                       0-22880               35-1894432
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

As of August 1, 2001, there were 5,607,658 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheet..................................     3

   Condensed Consolidated Statement of Income............................     4

   Condensed Consolidated Statement of Stockholders' Equity..............     5

   Condensed Consolidated Statement of Cash Flows........................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................... 10-21

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.....    21

PART II - OTHER INFORMATION..............................................    22

SIGNATURES...............................................................    23

Item 1 - Financial Statements
                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                  June 30,     December 31,
                                                                    2001          2000
                                                                 ---------      ---------
Assets
Cash and due from banks                                          $   2,795      $   1,926
Interest-bearing demand deposits                                    15,774         14,718
                                                                 ---------      ---------
   Cash and cash equivalents                                        18,569         16,644
Investment securities available for sale                            18,961         21,001
Loans, net of allowance for loan losses of $1,420 and $1,921       112,931        107,842
Premises and equipment                                               5,797          5,847
Federal Home Loan Bank of Indianapolis stock                         2,620          2,620
Deferred income tax receivable                                       7,203          7,245
Interest receivable and other assets                                 5,160          5,267
                                                                 ---------      ---------

   Total assets                                                  $ 171,241      $ 166,466
                                                                 =========      =========

Liabilities
   Deposits
     Non-interest bearing                                        $   4,141      $   4,291
     Interest bearing                                              129,071        122,653
                                                                 ---------      ---------
       Total deposits                                              133,212        126,944
   Long-term debt                                                   23,240         23,842
   Advances by borrowers for taxes and insurance                       367            362
   Valuation allowance for letters of credit                         1,998          5,153
   Other liabilities                                                 1,664          1,390
                                                                 ---------      ---------
       Total liabilities                                           160,481        157,691
                                                                 ---------      ---------

Stockholders' Equity
   Preferred stock, no par or stated value
     Authorized and unissued--15,000,000 shares
   Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--4,607,658 shares                             4,607          4,607
Common stock subscribed - 1,000,000 shares                           1,000
Additional paid-in capital                                          14,184         13,674
Stock warrants                                                          11             11
Retained earnings                                                   (8,914)        (8,981)
Accumulated other comprehensive loss                                  (128)          (536)
                                                                 ---------      ---------
Total stockholders' equity                                          10,760          8,775
                                                                 ---------      ---------

Total liabilities and stockholders' equity                       $ 171,241      $ 166,466
                                                                 =========      =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statement of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                              June 30,
                                                                  2001              2000                2001              2000
                                                              -----------        -----------        -----------        -----------
Interest Income
   Loans receivable                                           $     2,471        $     2,412        $     4,897        $     4,602
   Investment securities--taxable                                     320                385                664                786
   Deposits with financial institutions                               153                150                365                454
   Other dividend income                                               51                 78                102                156
                                                              -----------        -----------        -----------        -----------
         Total interest income                                      2,995              3,025              6,028              5,998
                                                              -----------        -----------        -----------        -----------

Interest Expense
   Deposits                                                         1,794              1,508              3,569              3,117
   Long-term debt                                                     503                491              1,010                977
                                                              -----------        -----------        -----------        -----------
         Total interest expense                                     2,297              1,999              4,579              4,094
                                                              -----------        -----------        -----------        -----------

Net Interest Income                                                   698              1,026              1,449              1,904
   Provision for loan losses                                           63                100                347                175
                                                              -----------        -----------        -----------        -----------

Net Interest Income After Provision for Loan Losses                   635                926              1,102              1,729
                                                              -----------        -----------        -----------        -----------

Other Income
   Service charges on deposit accounts                                 90                 63                173                140
   Net gains on loan sales                                             91                  6                154                 13
   Letter of credit fees                                              127                121                256                266
   Agent fee income                                                   362                 39                595                 46
   Other income                                                       264                147                433                345
                                                              -----------        -----------        -----------        -----------
         Total non-interest income                                    934                376              1,611                810
                                                              -----------        -----------        -----------        -----------

Other Expenses
   Salaries and employee benefits                                     763                782              1,459              1,545
   Net occupancy expenses                                              93                 92                184                184
   Equipment expenses                                                  68                 64                128                132
   Data processing fees                                                89                 82                180                166
   Deposit insurance expense                                           61                 65                122                124
   Legal and professional fees                                         29                 98                 84                232
   Advertising                                                         87                 53                142                 83
   Letter of credit valuation provision                               (63)                                 (347)
   Loss on investments in partnerships                                 56                104                111                187
   Amortization of intangible assets                                   52                 35                105                 35
   Other expense                                                      399                304                713                662
                                                              -----------        -----------        -----------        -----------
         Total non-interest expense                                 1,634              1,679              2,881              3,350
                                                              -----------        -----------        -----------        -----------

Income (Loss) Before Income Tax                                       (65)              (377)              (168)              (811)
   Income tax benefit                                                (108)              (244)              (235)              (510)
                                                              -----------        -----------        -----------        -----------

Net Income (Loss)                                             $        43        $      (133)       $        67        $      (301)
                                                              ===========        ===========        ===========        ===========

Basic Earnings (Loss) Per Share                                      0.01              (0.04)              0.02              (0.09)

Diluted Earnings (Loss) Per Share                                    0.01              (0.04)              0.02              (0.09)

Average Common and Common Equivalent shares outstanding         4,618,647          3,853,595          4,613,183          3,500,629

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                  2001                         2000
                                                        -------------------------    -------------------------
Beginning Balance                                                       $8,775                       $5,427
   Comprehensive income:
     Net income (loss)                                           67                      (301)
     Other comprehensive income - net of tax
         Unrealized gain on securities                          408                        127
                                                        ------------                 ----------
Comprehensive income                                                       475                        (174)

Issuance of stock                                                        1,510                        4,266
                                                                     ------------               ------------

Balances, June 30                                                      $10,760                       $9,519
                                                                     ============               ============





See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                      2001          2000
--------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                                $     67      $   (301)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
     Provision for loan losses                                           347           175
     Letter of credit valuation provision                               (347)
     Depreciation and amortization                                       199           214
     Valuation allowance--affordable housing investments                  30            41
     Loans originated for sale                                       (11,680)       (2,803)
     Proceeds from sale of loans                                      11,695         2,782
     Changes in
       Interest payable and other liabilities                              7          (544)
       Interest receivable and other assets                              119          (432)
                                                                    ----------------------
     Net cash provided (used) by operating activities                    437          (868)
                                                                    ----------------------

Investing Activities
   Proceeds from maturities of securities available for sale           2,687         1,868
   Net change in loans                                                (5,451)      (11,517)
   Purchase of premises and equipment                                   (221)          (21)
   Proceeds from sales of premises and equipment                         100           108
   Funding on outstanding letters of credit                           (2,808)
                                                                    ----------------------
     Net cash used by investing activities                            (5,693)       (9,562)
                                                                    ----------------------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                            5,275        (2,424)
     Certificates of deposit                                             993       (13,232)
     Short-term borrowings                                                               8
   Proceeds of long-term debt                                          3,874
   Repayment of long-term debt                                        (4,476)        1,449
   Net change in advances by borrowers for
     taxes and insurance                                                   5           (41)
   Cash received from stock subscriptions, net of expenses             1,510
   Sale of stock                                                                     3,000
                                                                    ----------------------
     Net cash provided (used) by financing activities                  7,181       (11,240)
                                                                    ----------------------

Net Change in Cash and Cash Equivalents                             $  1,925      $(21,670)

Cash and Cash Equivalents, Beginning of Period                        16,644        30,914
                                                                    ----------------------

Cash and Cash Equivalents, End of Period                            $ 18,569      $  9,244
                                                                    ======================

Additional Cash Flows Information
   Interest paid                                                    $  4,502      $  4,165
   Stock issued in exchange for partnership operating cash flow
     deficit guarantees and management services                                      1,265

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements.

o        Stockholders' Equity and Capital Infusion

In January 2001, the Company filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 1,000,000 shares were registered in this filing. The filing was effective with the SEC on April 25, 2001. For every 4.6 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $1.55. All shareholders had the right to oversubscribe for shares not purchased by other shareholders based on their pro-rated ownership in Fidelity. The rights offering was oversubscribed and completed on June 29, 2001. Fidelity raised $1.5 million, net of costs associated with the offering. The shares purchased by shareholders with these funds were issued in July 2001.

In 2000, Fidelity and its stockholders agreed to sell 1,460,000 shares of its common stock to Pedcor Holdings, LLC, a limited liability company (Pedcor). The consideration paid by Pedcor included $3,000,000 in cash ($3.00 per share), a five-year guarantee to United Fidelity Bank ("United") in an aggregate amount up to $1,500,000 against any negative cash flow from operations of certain specified affordable housing properties in United's portfolio, and an agreement to provide certain management services for the specified properties for ten years at no fee to United or Fidelity. Pedcor, as a result of this transaction, has the ability to exercise an option to purchase up to $5 million of additional stock for a period of three years from the closing date. All purchases completed within one year of the execution of the Agreement must be executed at $3.00 per share. Thereafter, Pedcor may purchase shares from Fidelity at fair market value through May 2003. In addition, three Pedcor principals were named to Fidelity's Board of Directors. Intangible assets totaling $1.3 million were recorded as a result of this transaction. These assets are being amortized over periods ranging from five to ten years depending on their estimated lives. The net unamortized balance of these intangible assets at June 30, 2001 was $1.0 million and is included in other assets.

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

United has entered into a Supervisory Agreement ("Agreement") with the Office of Thrift Supervision ("OTS"). One of the provisions of the Agreement restricts the payments of dividends from United to Fidelity without prior written OTS approval. The OTS, in 1999, permitted the payment of dividends to assist Fidelity in meeting interest payments on its outstanding debt; however, there can be no assurance that this approval will be granted in the future, if necessary. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.

o        Company Subsidiaries

Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914, is a federally-chartered stock savings bank located in Evansville, Indiana, and is regulated by the Office of Thrift Supervision ("OTS"). Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities. Village Affordable Housing Corporation, the other subsidiary of Fidelity, was formed during the third quarter of fiscal 1998 for the purpose of owning interests in real estate housing, and recently acquired certain real estate from United and its subsidiaries to assist in United's divestiture efforts of surplus real estate in the first quarter of 2001.

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

Management has expended significant time and effort ensuring that United continues to operate in compliance with the Supervisory Agreement. While the Supervisory Agreement remains in place, it is possible that total loans outstanding will continue to decline, and management efforts will be concentrated on compliance, rather than business development. This will likely continue to impact the financial condition and the operating results of United and Fidelity until the Agreement is terminated, modified, or suspended. The restrictions regarding certain activities in the Supervisory Agreement have had a significant impact on United's net interest margin, net interest income, and net income, as a result of United's inability to participate in new commercial lending. The supervisory agreement currently requires United to:

     o reduce its level of classified assets to core capital and allowance for loan and lease losses to 50% or less;

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

          oo   establishment of concentration limits for all assets; and

          oo development of a plan to reduce its concentration of high risk assets.

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

United currently is in compliance with all provisions of the supervisory agreement at June 30, 2001, except for the targeted capital levels set forth in United's strategic plan. These target levels were established for the period ending December 31, 2001 and United expects to achieve these levels at that time.

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

                                                           2001
                                ---------------------------------------------------------
                                              Real Estate
As of and for the                             Development
Six Months Ended June 30          Banking    and Management    Eliminations      Total
-----------------------------------------------------------------------------------------
Interest income                  $  6,028      $      4        $     (4)       $  6,028
Other income                        1,557            54                           1,611
Interest expense                    4,579             4              (4)          4,579
Other expense                       2,826            55                           2,881
Provision for loan losses             347                                           347
Income (loss) before tax             (167)           (1)                           (168)
Income tax expense (benefit)         (186)          (49)                           (235)
Total assets                      172,034         2,687          (3,480)        171,241
Capital expenditures                  221                                           221
Depreciation and amortization         196             3                             199


                                                           2000
                                ---------------------------------------------------------
                                              Real Estate
As of and for the                             Development
Six Months Ended June 30         Banking    and Management    Eliminations        Total
-----------------------------------------------------------------------------------------

Interest income                 $  5,998       $      4        $     (4)       $  5,998
Other income                         697            130             (17)            810
Interest expense                   4,094              4              (4)          4,094
Other expense                      3,116            252             (17)          3,350
Provision for loan losses            592           (417)                            175
Loss before tax                   (1,107)           295                            (811)
Income tax benefit                  (579)            69                            (510)
Total assets                     161,457          2,827          (3,435)        160,849
Capital expenditures                  21                                             21
Depreciation and amortization        210              4                             214

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

o        Results of Operations

Net income for the three months ended June 30, 2001 was $43,000, compared to a net loss of $133,000 for the same period last year. Basic and diluted net income per share was $.01 per share for the three months ended June 30, 2001, compared to a net loss of $0.04 per share in 2000.

Net income for the six months ended June 30, 2001 was $67,000 compared to a net loss of $301,000 for the six months ended June 30, 2000. Basic and diluted net income per share was $0.02 per share for the six months ended June 30, 2001, compared to a net loss of $0.09 per share in 2000. Interest income, for the six month period increased $30,000 from the prior year primarily due to an increase in average consumer loan balances which helped offset a portion of the payoffs in higher yielding multifamily and commercial real estate loans, and a reduction in residential mortgage loans, due to refinancing activity. The net interest margin has been negatively impacted by the 275 basis point reduction in the federal funds rate during the first six months by the Federal Reserve Board. The negative effect was magnified by Fidelity's significant holdings of short-term investments. Interest expense increased approximately $485,000 for the six months ended June 30, 2001. Yields on liabilities are anticipated to decrease in the second half of 2001 due to the maturities and repricing of liabilities during a lower interest rate environment. Non-interest income for the six months ended June 30, 2001, increased $801,000 over the six months ended June 30, 2000 primarily due to an increase in agent fee income generated through consumer lending activities. Non-interest expense decreased $469,000 to $2.9 million due primarily to a decrease in the letter of credit valuation provision of $347,000 and a decrease in legal and professional expense of $148,000.

Net Interest Income

Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. For the quarter ended June 30, 2001 net interest income decreased $328,000 from the quarter ended June 30, 2000.

Net interest income for the six months ended June 30, 2001 decreased $455,000 from the same period last year. The net interest margin decreased for the six month period to 1.98% from 2.59% a year ago. Average multifamily, commercial and commercial real estate loans decreased $5.0 million. These decreases were offset by a $11.1 million increase in average consumer loans, resulting in an increase of interest income of $591,000. The decrease in commercial and multifamily loans is expected to continue during the time that United operates under the Supervisory Agreement.

Average interest bearing liabilities increased $7.9 million from June 30, 2000 to $151.1 million at June 30, 2001. Total average interest bearing deposits increased $7.2 million, while borrowings and FHLB advances increased $636,000 over June 30, 2000. This resulted in an increase in interest expense of $485,000 over the six months ending June 30, 2000. Due to the rising interest rate environment experience in 2000, the average rate on total deposits increased to 5.58% from 4.96% since June 30, 2000. As a result of the reduction in market interest rates in 2001, United has continued to reduce interest rates on deposit products as local market conditions allowed, which was at a pace slower than that on loans and investments.

Provision for Loan Losses and Letter of Credit Valuation Provision

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the six months ending June 30, 2001 was $347,000 compared to $175,000 in the prior year, an increase of $172,000. During the first two quarters of 2001, Fidelity successfully assisted seven of the partnerships in which Fidelity or United had outstanding classified letters of credit, in obtaining new financing. This refinancing resulted in the bond holders backed by United and Fidelity's letters of credit to be paid in full by a combination of FHA financing obtained by the partnerships and a total paid by Fidelity and United of $2.8 million. The $2.8 million funded by Fidelity and United consisted of previously reserved for amounts within the valuation allowance for letters of credit. As a result of this refinancing, total classified letters of credit have been reduced from $11.8 million at December 31, 2000 to $1.4 million at June 30, 2001. The ratio of allowance for loan losses to non-performing loans was 175.3% at June 30, 2001 compared to 139.6% at June 30, 2000.

Specific reserves are assigned to certain credits. The reserves are determined by management's evaluation of those credits. The results of internal loan reviews, OTS evaluations and recent events assist Fidelity in making that evaluation. The independent support for the allowance for loan losses and valuation allowance for letters of credit includes documentation that supports the amount of recorded reserves for these credits.

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

Non-interest income

Non-interest income for the quarter ended June 30, 2001, was $934,000 compared to $376,000 for the same period in 2000, an increase of $558,000.

Non-interest income for the six months ended June 30, 2001, was $1,611,000 compared to $810,000 for the same period in 2000, a 98.9% increase. Fee income from real estate management decreased $88,000 from the prior year. The stock purchase agreement approved by the shareholders in May 2000 calls for Pedcor to provide management services to the affordable housing properties at no fee to the property or Fidelity. Therefore, no management fees were collected for the six months ended June 30, 2001 compared to the same period last year. Service charges on deposit accounts increased $33,000 for the six months ended June 30, 2001 compared to the prior fiscal year due to an increase in the number of deposit accounts, higher activity fees and new fee sources combined with improved efforts to collect a greater percentage of assessed fees. Net gains on sale of real estate loans increased $141,000 over the prior year due to an increase in mortgage loan activity that has resulted primarily from a higher level of loan refinancings because of lower market interest rates. Other income includes gains on sales of land of $134,000. United participates in an arrangement in which automobile loans are originated on behalf of another organization. Agent fee income, which represents earned fees from these transactions for the six months ended June 30, 2001 were $595,000 compared to $46,000 last year. United fully resumed its consumer lending activities in late 1999 and has continued to increase its network of automobile dealers during 2000 and 2001. The continued expansion and penetration of its automobile dealer network has been instrumental in the increase in agent fees over the prior year.

Non-Interest Expense

Non-interest expense decreased $45,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Non-interest expense decreased $469,000 or 14% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

Salaries and employee benefits decreased $86,000 for the six months ended June 30, 2001, due to staff reductions completed since March 31, 2000. During the six months ended June 30, 2001 the valuation allowance for letters of credit was reduced by $347,000 to reflect a reduction in loss exposure obtained as a result of the previously discussed refinancing activities completed during the first half of 2001. Fidelity records its percentage share of losses for its investments in various affordable housing properties under the equity method of accounting. These losses were $111,000 and $187,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Fidelity continues to monitor these partnerships very closely and take steps to assist these partnerships in increasing their cash flows. The results of refinancing efforts and a change in the property manager last year have started to impact the reduction in the loss on investment in partnerships compared to the prior year. Fidelity is in varying stages of completing refinancing on an additional affordable housing development, which should be completed during the third quarter.

Legal and professional fees decreased $148,000 for the six months ended June 30, 2001 due to increased legal expenses for the same period last year relating to workout activities with respect to various classified assets. Advertising increased $59,000 from the prior year primarily due to increased promotional activities with respect to the consumer lending and mortgage areas, as well as the opening of a new branch in Warrick County, Indiana during the first quarter. Telephone expense decreased by $22,000 for the six months ended June 30, 2001 due to increased expenses for a new system in the prior year. Amortization of intangible assets resulted in expense of $105,000 for the six months ended June 30, 2001 compared to $35,000 for the six months ended June 30, 2000. Other operating expense increased $51,000 from the prior year.

Income Tax Benefit

The income tax benefit was $235,000 for the six months ending June 30, 2001 compared to $510,000 in the same period last year, primarily due to an increase in taxable income. Included in the tax benefit of

$235,000 for the six months ending June 30, 2001 are tax credits of $160,000. These credits are received from Fidelity's investment in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at June 30, 2001 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 75% of the initiatives included within its current business plan and then achieve 5 to 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. At June 30, 2001, Fidelity's operating results were slightly ahead of those contemplated by the business plan.

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

o        Financial Condition

Total assets at June 30, 2001 increased $4.7 million to $171.2 million from $166.5 million in December 2000. Average assets for the six months ended June 30, 2001 increased by $4.4 million from $163.9 million at December 31, 2000 to $168.3 million at June 30, 2001. The increase in total assets is primarily due to an increase in consumer loans offset by loan payoffs, refinancing and payments received on commercial, multifamily and fixed 1-4 family mortgage loans and proceeds from maturities of investments securities. Interest-bearing liabilities increased $5.8 million due to an increase in a high-balance money market product bearing a higher interest rate than United's traditional money market accounts. Retail certificates bearing a premium market rate were issued in an effort to retain and replace $25.2 million in maturing agent-acquired and retail certificates of deposit during the first half of 2001. These increases were partially offset by the reduction of the valuation allowance for letters of credit previously discussed.

Loans

The following table shows the composition of Fidelity's loan portfolio as of June 30, 2001 and December 31, 2000:

                                                     June 30,      December 31,
                                                       2001            2000
-------------------------------------------------------------------------------

Real estate mortgage loans
   First mortgage loans
     Conventional                                   $  46,924       $  47,809
     Construction                                         919           1,274
     Commercial                                         6,538           6,873
     Multi-family loans                                 3,807           4,350
     Home equity loans                                  4,742           5,274
     First mortgage real estate loans purchased         1,707           1,753
                                                    ---------------------------
                                                       64,637          67,333
   Commercial loans, other than
      secured by real estate                            2,104           2,305
   Consumer loans                                      47,610          40,125
                                                    ---------------------------
       Total loans                                    114,351         109,763
   Allowance for loan losses                           (1,420)         (1,921)
                                                    ---------------------------

       Net loans                                     $112,931        $107,842
                                                    ===========================


       Total loans to total assets                      66.8%           65.9%
                                                    ===========================

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

The increase in loans is primarily due to an increase in consumer loans of $7.5 million from December 31, 2000 to $47.6 million at June 30, 2001. The level of growth achieved in the consumer loan portfolio during 2001 is not expected to continue at the same level for the remainder of 2001. Originations activity could continue to increase as a result of the origination of automobile loans for a fee for a non-affiliated organization.

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

The following table provides information on Fidelity's non-performing loans as of June 30, 2001 and December 31, 2000:

                                                        June 30,   December 31,
                                                          2001         2000
  -----------------------------------------------------------------------------
                                                       (Dollars in Thousands)
  Non-accrual loans
     Consumer
     Commercial                                         $  235         $472
     Multi-family                                          136          148
                                                         -----        -----
       Total non-accrual loans                             371          620
  Restructured
     Consumer                                              116          115
     Commercial                                            119          119
                                                         -----        -----
       Total restructured loans                            235          234
  90 days or more past due and accruing
     Mortgage                                              167
     Consumer                                               37           10
     Commercial
                                                         -----        -----
       Total 90 days or more past due and accruing         204           10
                                                         -----        -----
         Total non-performing loans                       $810         $864
                                                         =====        =====


  Ratio of non-performing loans to total loans            .71%        0.79%

Non-performing loans were .71% of total loans at June 30, 2001, as compared to
 .79% of total loans at December 31, 2000. Commercial non-performing loans decreased during the quarter due to a charge-down of one commercial loan but was partially offset by an increase in non-performing mortgage loans.

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

Analysis of Allowance for Loan Losses and Valuation Allowance for Letters of Credit

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

Classified Assets and Letters of Credit
(in thousands)
                                                      June 30,    December 31,
                                                        2001         2000
                                                    -----------  -------------

Classified assets                                      $5,991       $8,754
Classified letters of credit                            1,389       11,773
                                                       ------       ------

     Total classified assets/letters of credit         $7,380      $20,527
                                                       ======      =======

Classified assets and letters of credit were 55.6% and 129.5% of Fidelity's capital and reserves at June 30, 2001 and December 31, 2000, respectively. Classified assets and letters of credit were 22.5% and 69.9% of United's capital and reserves at June 30, 2001 and December 31, 2000, respectively. In addition to the classified assets and letters of credit, there were non-classified assets and letters of credit totaling $9.2 million compared to $18.6 million at December 31, 2000 for which management was closely monitoring the borrowers' abilities to comply with payment terms. This reduction is a result of refinancing activity and improvements in various commercial and multifamily loans and letters of credit, in particular one letter of credit for $6.9 million. These refinancing activities are discussed under the heading, "Provision for Loan Losses and Letter of Credit Valuation Provisions" and relieved Fidelity of its off balance sheet liabilities related to the credits that were refinanced.

Impaired loans are those that management believes will not perform under the original loan terms. At June 30, 2001 and December 31, 2000, Fidelity had impaired loans totaling $3.8 million compared to $3.7 million at December 31, 2000. The allowance for losses on such impaired loans totaled $398,000 and $384,000, which are included in Fidelity's allowance for loan losses at June 30, 2001 and December 31, 2000, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at June 30, 2001 total $1.4 million, versus $11.8 million at December 31, 2000, a decrease of 88.1%. The valuation allowance on such impaired letters of credit totaled $2.0 million and is included in Fidelity's letter of credit valuation allowance at June 30, 2001 compared to $5.2 million at December 31, 2000. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at June 30, 2001 and December 31, 2000:

                                                           Six months ended  Year ended
                                                               June 30,      December 31,
                                                                 2001           2000
-----------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Allowance for loan losses
   at beginning of period                                     $   1,921      $   2,021
                                                           ------------------------------
Loan charge offs
   Real estate mortgage                                                             80
   Home equity                                                        1
   Multi-family                                                     736            683
   Commercial                                                       337             12
   Consumer                                                         204            391
                                                           ------------------------------
     Total loan charge offs                                       1,278          1,166
                                                           ------------------------------

Loan recoveries
   Real estate mortgage                                               7
    Multi-family                                                    396            317
   Commercial                                                                       20
   Consumer                                                          27             59
                                                           ------------------------------
     Total loan recoveries                                          430            396
                                                           ------------------------------

Net charge offs                                                     848            770

Provision for loan losses                                           347            670
                                                           ------------------------------

Allowance for loan losses at end of period                    $   1,420      $   1,921
                                                           ==============================

Ratio of net charge offs to average loans outstanding
   during period (annualized)                                     1.53%           .72%
                                                           ==============================

Ratio of provision for loan losses to average loans
   outstanding during period (annualized)                          .63%           .63%
                                                           ==============================

Ratio of allowance for loan losses to total loans
   outstanding at year end                                        1.24%          1.75%
                                                           ==============================

Average amount of loans
   Outstanding for the period                                  $111,630       $106,599
                                                           ==============================

Amount of loans outstanding
   at end of period                                            $114,351       $109,763
                                                           ==============================

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $30.6 million at June 30, 2001 and $43.8 million at December 31, 2000. Specific allocations for letters of credit totaled 6.5% of outstanding letters of credit at June 30, 2001 compared to 11.8% at December 31, 2000. Management considers the allowance for loan losses and valuation allowance for letters of credit adequate to meet losses inherent in the loan and letter of credit portfolios as of June 30, 2001.

Investment Securities

United's investment policy is annually reviewed by its Board of Directors. Any significant changes to the policy must be approved by the Board. The Board has an interest rate risk management committee, which is responsible for keeping the investment policy current.

At June 30, 2001, the investment portfolio represented 11.1% of Fidelity's assets, compared to 12.6% at December 31, 2000, and is managed in a manner designed to meet the Board's investment policy objectives. The primary objectives, in order of priority, are to further the safety and soundness of Fidelity, to provide the liquidity necessary to meet day to day, cyclical, and long-term changes in the mix of Fidelity's assets and liabilities and to provide for diversification of risk and management of interest rate and economic risk. At June 30, 2001, the entire investment portfolio was classified as available for sale. The net unrealized loss at June 30, 2001, which is included as a component of stockholders' equity, was $128,000 and was comprised of gross gains of $10,000, gross unrealized losses of $222,000 and a tax benefit of $84,000. The decrease in the unrealized loss was caused primarily by market interest rate changes during the period and the decline in the portfolio. Although the entire portfolio is available for sale, management has not identified specific investments for sale in future periods.

The following table sets forth the components of United's available-for-sale investment portfolio as of June 30, 2001 and December 31, 2000:

                                                          June 30,  December 31,
                                                            2001        2000
--------------------------------------------------------------------------------
                                                        (dollars in thousands)
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                         $   712      $   805
   Federal National Mortgage Association mortgage-backed
      securities                                             597        1,095
   Government National Mortgage Association
      Mortgage-backed securities                          17,652       19,101

                                                         ---------------------

       Total securities available for sale               $18,961      $21,001
                                                         =====================

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

The following table sets forth the average balances of and the average rate paid on deposits by deposit category for the three months ended June 30, 2001 and the year ended December 31, 2000.

                                                  Six months ended              Year ended
                                                      June 30,                 December 31,
                                                        2001                       2000
Average Deposits                                Amount         Rate         Amount         Rate
-----------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)

Demand                                          $   1,705                   $   5,136
NOW accounts                                       22,804      3.71%           17,159      3.21%
Money market accounts                               1,635      1.99             2,058      1.99
Savings accounts                                    3,959      2.17             4,349      2.25
Certificates of deposit                            94,706      6.32            87,027      5.97
Agent-acquired certificates of deposit              4,084      6.08             9,241      6.00
                                            ---------------             ---------------

         Totals                                  $128,893      5.58          $124,970      5.15%
                                            ===============             ===============

Because of the provisions of the Supervisory Agreement, Fidelity is unable to use agent-acquired certificates as a funding source. As these agent-acquired certificates mature, United has been successful in replacing the majority of these deposits with retail deposit products. The average rate on total deposits has increased 43 basis points since December 31, 2000 to 5.58% at June 30, 2001. The average rate on total deposits is expected to decrease in the last half of 2001 due to the lower interest rate environment.

Borrowings

Fidelity's long-term debt decreased $602,000 during the first six months of 2001 primarily due to the maturity of the 9.125% junior notes totaling $1.5 million and partial replacement by a $750,000 draw on a line of credit and $124,000 in new junior notes bearing 12% which were offered to existing 9.125% note holders prior to maturity. In the following table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company, and total $13.4 million.

The following table summarizes Fidelity's borrowings as of June 30, 2001 and December 31, 2000.

                                                                     June 30,      December 31,
(dollars in thousands)                                                 2001            2000
-----------------------------------------------------------------------------------------------
Note payable, 9.45% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                           $     970            975
Note payable, 9.42% adjusted annually, payable $13 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                               1,486          1,494
Note payable, 10.50%, interest paid quarterly, due June 2003,
   secured by United stock                                              1,500          1,500
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                           1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                          1,494          1,494
Junior subordinated notes, 12.00%, interest paid semi-annually,
   due April 2004, unsecured                                              124
Line of credit, 7.75%, interest paid monthly, due September 2001,
   secured by guarantors                                                  750
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                             7,000          7,000
Federal Home Loan Bank advances, due at various dates through
   2010 (weighted average rates of 6.19 and 6.72% at June 30, 2001
   and December 31, 2000)                                               9,877          9,903

Other                                                                      39
                                                                  -----------------------------

       Total long-term debt                                           $23,240        $23,842
                                                                  =============================

In February 2001, Fidelity established a $1.5 million line of credit with another financial institution that may be called upon at anytime prior to its expiration of September 2001. The interest rate is 7.75%, the prime rate plus one percent (1.0%). At June 30, 2001, Fidelity has $750,000 outstanding on the line of credit.

Capital Resources

Fidelity's stockholders' equity increased $2.0 million to $10.8 million at June 30, 2001, compared to $8.8 million at December 31, 2000. The change in stockholders' equity was accounted for by net income of $67,000, a decrease in the net unrealized loss on securities available for sale of $408,000 and $1.5 million from the recently completed rights offering in June 2001. A total of 1,000,000 shares at $1.55 were issued upon the completion of the rights offering. Stockholders equity increased $1.5 million, net of expenses associated with the offering.

                                                                               Required for          To be well
                                                        Actual               adequate capital        Capitalized
                                                        Amount     Ratio     Amount    Percent    Amount    Percent
As of June 30, 2001
Total risk-based capital (to risk-weighted assets)     $17,195      13.7%    $10,055       8.0%    $12,568     10.0%
Tier 1 capital (to risk-weighted assets)                12,738      10.1       5,027       4.0       7,541      6.0
Core capital (to adjusted total assets)                 12,738       7.9       6,467       4.0       8,083      5.0
Core capital (to adjusted tangible assets)              12,738       7.9       3,233       2.0             N/A
Tangible capital (to adjusted total assets)             12,738       7.9       2,425       1.5             N/A


As of December 31, 2000
Total risk-based capital (to risk-weighted assets)     $17,830      13.8%    $10,337       8.0%    $12,921     10.0%
Tier 1 capital (to risk-weighted assets)                13,327      10.3       5,168       4.0       7,753      6.0
Core capital (to adjusted total assets)                 13,327       8.4       6,333       4.0       7,916      5.0
Core capital (to adjusted tangible assets)              13,327       8.4       3,166       2.0             N/A
Tangible capital (to adjusted total assets)             13,327       8.4       2,375       1.5             N/A

Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is, defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios exceed each of these levels. Book value per share, including unrealized losses on investment securities, increased to $1.92 at June 30, 2001, compared to $1.90 at December 31, 2000.

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. At June 30, 2001 and December 31, 2000, the Bank is categorized as well capitalized and met all capital adequacy requirements at those dates.

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

The Stock Purchase Agreement approved by shareholders in May 2000 added an additional $3.0 million in cash for Fidelity. In addition, for three years following the approval of the stock purchase agreement, Pedcor is entitled under the terms of the Stock Purchase Agreement to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. Fidelity obtained a $1.5 million line of credit in the first quarter of 2001 and can draw on this line until its expiration in September 2001. At June 30, 2001, $750,000 was outstanding on the line of credit. Fidelity has improved its liquidity position by obtaining a line of credit. Its position may be further improved by the potential issuance of additional stock to Pedcor, potential of additional debt or equity financing, or dividends from United (with OTS approval), to the holding company. In Fidelity's recently completed common stock rights offering it received subscriptions for all 1,000,000 shares associated with the offering at a $1.55 per share. A portion of these proceeds will be used to pay down various debt obligations, refinance certain letters of credit and for general corporate purposes. Fidelity believes with the above actions it will meet its future liquidity needs.

The holding company has issued letters of credit that back tax-exempt bond financing for two remaining Section 42 multifamily housing developments. The municipal bonds are periodically re-marketed to current or new bondholders. Beginning in July 2001 through September 2001, approximately $2.1 million in bonds are due to be re-marketed. In the event that some of the bonds cannot successfully be re-marketed, Fidelity will be required to fund the difference. The amount of cash that would be required could be in excess of the amount Fidelity is anticipated to maintain. As such, alternative strategies for re-financing this debt such as utilizing the Federal Housing Administration 223(f) program are being sought. Fidelity has had prior success in refinancing
Section 42 multifamily housing debt utilizing this program, however, there is no assurance that this effort will be successful.

The primary sources of funds for operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. In addition, United is authorized to borrow money from the FHLB and other sources as needed. United has also decreased its utilization of agency-acquired certificates of deposit as total loans have decreased and the need for these types of funds has also decreased.

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

The OTS utilizes a model, the "Office of Thrift Supervision Net Portfolio Value" ("NPV") model, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this model, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than 12% risk-based capital ratio are required to file the OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes. Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. United voluntarily submits a CMR quarterly to the OTS. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

The data for June 30, 2001 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management on various decision making regarding products, maturities, repricing, etc. United has recently developed an internal model to assist in interest rate risk management. The model will continue to be developed to as closely mirror the OTS's NPV model as possible.

Although United has not yet submitted its CMR to the OTS for June 30, 2001, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2000.

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


ITEM 2  Changes in Securities and Use of Proceeds:
        ------------------------------------------
            Not applicable.


ITEM 3  Defaults Upon Senior Securities:
        --------------------------------
            Not applicable.


ITEM 4  Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------
            Not applicable.

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

                                   FIDELITY FEDERAL BANCORP



Date: AUGUST  13, 2001             By: /s/  BRUCE A. CORDINGLEY
      ----------------                 ------------------------------
                                       Bruce A. Cordingley
                                       Executive Committee Chairman
                                       (Acting Principal Executive Officer)



                                   By: /s/  DONALD R. NEEL
                                       ------------------------------
                                       Donald R. Neel,
                                       Executive Vice President,
                                       CFO and Treasurer
                                       (Principal Financial Officer)