Form 10-Q
period 2001-09-30
FIDELITY FEDERAL BANCORP
filed 2001-11-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2001



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

As of October 31, 2001, there were 5,607,658 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                            FIDELITY FEDERAL BANCORP
                                AND SUBSIDIARIES

                                      Index



                                                                          Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheet................................      3

   Condensed Consolidated Statement of Income..........................      4

   Condensed Consolidated Statement of Stockholders' Equity............      5

   Condensed Consolidated Statement of Cash Flows......................      6

   Notes to Condensed Consolidated Financial Statements................      7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition.............................................  10-20

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk...     20

PART II - OTHER INFORMATION............................................     22

SIGNATURES.............................................................     23

Item 1 - Financial Statements

                         Part I - Financial Information

                            Fidelity Federal Bancorp
                                and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                September 30,  December 31,
                                                                     2001        2000
                                                                ------------- -------------
Assets
Cash and due from banks                                          $   1,531      $   1,926
Interest-bearing demand deposits                                    20,269         14,718
                                                                 ---------      ---------
   Cash and cash equivalents                                        21,800         16,644
Investment securities available for sale                            17,786         21,001
Loans, net of allowance for loan losses of $2,085 and $1,921       107,998        107,842
Premises and equipment                                               5,862          5,847
Federal Home Loan Bank of Indianapolis stock                         2,620          2,620
Deferred income tax receivable                                       7,209          7,245
Interest receivable and other assets                                 4,964          5,267
                                                                 ---------      ---------

   Total assets                                                  $ 168,239      $ 166,466
                                                                 =========      =========

Liabilities
   Deposits
     Non-interest bearing                                        $   4,935      $   4,291
     Interest bearing                                              118,637        122,653
                                                                 ---------      ---------
       Total deposits                                              123,572        126,944
   Short-term borrowings                                             4,500
   Long-term debt                                                   25,573         23,842
   Advances by borrowers for taxes and insurance                       266            362
   Valuation allowance for letters of credit                           938          5,153
   Other liabilities                                                 2,445          1,390
                                                                 ---------      ---------
       Total liabilities                                           157,294        157,691
                                                                 ---------      ---------

Stockholders' Equity
   Preferred stock, no par or stated value
     Authorized and unissued--15,000,000 shares
   Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--5,607,658 shares                             5,607          4,607
Additional paid-in capital                                          14,184         13,674
Stock warrants                                                          11             11
Retained earnings                                                   (8,834)        (8,981)
Accumulated other comprehensive loss                                   (23)          (536)
                                                                 ---------      ---------
Total stockholders' equity                                          10,945          8,775
                                                                 ---------      ---------

Total liabilities and stockholders' equity                       $ 168,239      $ 166,466
                                                                 =========      =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statement of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2001            2000              2001            2000
                                                               ----------------------------      ----------------------------
Interest Income
   Loans receivable                                            $     2,347      $     2,385      $     7,244      $     6,987
   Investment securities--taxable                                      290              373              954            1,158
   Deposits with financial institutions                                 93              179              458              633
   Other dividend income                                                49               61              151              217
                                                               -----------      -----------      -----------      -----------
         Total interest income                                       2,779            2,998            8,807            8,995
                                                               -----------      -----------      -----------      -----------

Interest Expense
   Deposits                                                          1,589            1,609            5,158            4,726
   Short-term borrowings                                                 0                1                2                3
   Long-term debt                                                      517              522            1,525            1,496
                                                               -----------      -----------      -----------      -----------
         Total interest expense                                      2,106            2,132            6,685            6,225
                                                               -----------      -----------      -----------      -----------

Net Interest Income                                                    673              866            2,122            2,770
   Provision for loan losses                                           800              375            1,147              550
                                                               -----------      -----------      -----------      -----------

Net Interest Income (Loss) After Provision for Loan Losses            (127)             491              975            2,220
                                                               -----------      -----------      -----------      -----------

Other Income
   Service charges on deposit accounts                                  95               79              268              219
   Net gains on loan sales                                             101               18              255               30
   Letter of credit fees                                               125              134              381              400
   Agent fee income                                                    464               86            1,059              133
   Other income                                                        129              127              562              473
                                                               -----------      -----------      -----------      -----------
         Total non-interest income                                     914              444            2,525            1,255
                                                               -----------      -----------      -----------      -----------

Other Expenses
   Salaries and employee benefits                                      904            1,205            2,363            2,749
   Net occupancy                                                       101              107              286              291
   Equipment                                                            71               65              199              197
   Data processing                                                      92               86              271              252
   Deposit insurance                                                    63               60              185              185
   Legal and professional                                               53              261              137              492
   Advertising                                                          87               64              228              148
   Partnership equity and amortization expense                          80               92              225              279
   Letter of credit valuation provision                               (825)                           (1,172)
   Amortization of intangible assets                                    52               52              157               87
   Other expense                                                       428              633            1,107            1,296
                                                               -----------      -----------      -----------      -----------
         Total non-interest expense                                  1,106            2,625            3,986            5,976
                                                               -----------      -----------      -----------      -----------

Loss Before Income Tax                                                (319)          (1,690)            (486)          (2,501)
   Income tax benefit                                                 (203)            (765)            (437)          (1,275)
                                                               -----------      -----------      -----------      -----------
Loss Before Extraordinary Item                                        (116)            (925)             (49)          (1,226)
   Gain on extraordinary item, net of tax                              196                0              196                0
                                                               -----------      -----------      -----------      -----------
Net Income (Loss)                                              $        80      $      (925)     $       147      $    (1,226)
                                                               ===========      ===========      ===========      ===========


Basic Earnings (Loss) Per Share                                       0.01            (0.20)            0.03            (0.32)

Diluted Earnings (Loss) Per Share                                     0.01            (0.20)            0.03            (0.32)

Average Common and Common Equivalent shares outstanding          5,607,658        4,607,659        4,948,317        3,872,332

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  2001                       2000
                                                        ------------------------   ------------------------
Beginning Balance                                                       $8,775                       $5,427
   Comprehensive income:
     Net income (loss)                                          147                    (1,226)
     Other comprehensive income - net of tax
         Unrealized gain on securities                          513                         74
                                                        ------------                 ----------
Comprehensive income                                                       660                      (1,152)

Issuance of stock                                                        1,510                        4,266
                                                                     ------------               ------------

Balance, September 30                                                  $10,945                       $8,541
                                                                     ============               ============



See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2001          2000
-------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                                $    147      $ (1,226)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
     Provision for loan losses                                         1,147           550
     Letter of credit valuation provision                             (1,172)
     Gain on extraordinary item, net of tax                             (196)
     Gain on sale of land                                               (134)
     Depreciation and amortization                                       303           315
     Valuation allowance--affordable housing investments                  44            55
     Loans originated for sale                                       (19,115)       (4,011)
     Proceeds from sale of loans                                      19,148         3,992
     Changes in
       Interest payable and other liabilities                            720           498
       Interest receivable and other assets                              275        (1,415)
                                                                    ----------------------
     Net cash provided (used) by operating activities                  1,167        (1,242)
                                                                    ----------------------

Investing Activities
   Proceeds from maturities of securities available for sale           4,023         2,824
   Net change in loans                                                (1,336)      (11,775)
   Proceeds from redemption of FHLB Stock                                            1,300
   Purchase of premises and equipment                                   (378)          (48)
   Proceeds from sales of premises and equipment                         100           105
   Funding on outstanding letters of credit                           (3,043)
                                                                    ----------------------
     Net cash used by investing activities                              (634)       (7,594)
                                                                    ----------------------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                            5,802         2,883
     Certificates of deposit                                          (9,174)      (10,972)
     Short-term borrowings                                             4,500
   Proceeds of long-term debt                                          7,470         2,000
   Repayment of long-term debt                                        (5,389)         (814)
   Net change in advances by borrowers for
     taxes and insurance                                                 (96)          138
   Sale of stock                                                       1,510         3,000
                                                                    ----------------------
     Net cash provided (used) by financing activities                  4,623        (3,765)
                                                                    ----------------------

Net Change in Cash and Cash Equivalents                             $  5,156      $(12,601)

Cash and Cash Equivalents, Beginning of Period                        16,644        30,914
                                                                    ----------------------

Cash and Cash Equivalents, End of Period                            $ 21,800      $ 18,313
                                                                    ======================

Additional Cash Flows Information
   Interest paid                                                    $  5,367      $  5,324
   Income tax paid (refunded)                                                          727
   Stock issued in exchange for partnership operating cash flow
     deficit guarantees and management services                                      1,265

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements.

o        Stockholders' Equity and Capital Infusion

In September 2001, Fidelity filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 650,000 shares were registered in this filing. For every 4.6 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $2.50. All shareholders have the right to oversubscribe for shares not purchased by other shareholders based on their pro-rated ownership in Fidelity. The rights offering will expire on November 27, 2001. Fidelity expects to raise approximately $1.6 million if all 650,000 shares are sold.

In January 2001, the Company filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 1,000,000 shares were registered in this filing. For every 4.6 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $1.55. All shareholders had the right to oversubscribe for shares not purchased by other shareholders based on their pro-rated ownership in Fidelity. The rights offering was oversubscribed and completed in June 2001. Fidelity raised $1.5 million, net of costs associated with the offering. The shares purchased by shareholders with these funds were issued in July 2001.

In 2000, Fidelity and its stockholders agreed to sell 1,460,000 shares of its common stock to Pedcor Holdings, LLC, a limited liability company (Pedcor). The consideration paid by Pedcor included $3,000,000 in cash ($3.00 per share), a five-year guarantee to United Fidelity Bank ("United") in an aggregate amount up to $1,500,000 against any negative cash flow from operations of certain specified affordable housing properties in United's portfolio, and an agreement to provide certain management services for the specified properties for ten years at no fee to United or Fidelity. Pedcor, as a result of this transaction, has the ability to exercise an option to purchase up to $5 million of additional stock for a period of three years from the closing date. All purchases completed within one year of the execution of the Agreement must be executed at $3.00 per share. Thereafter, Pedcor may purchase shares from Fidelity at fair market value through May 2003. In addition, three Pedcor principals were named to Fidelity's Board of Directors. Intangible assets totaling $1.3 million were recorded as a result of this transaction. These assets are being amortized over periods ranging from five to ten years depending on their estimated lives. The net unamortized balance of these intangible assets at September 30, 2001 was $969,000 and is included in other assets.

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

o        Company Subsidiaries

Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914, is a federally-chartered stock savings bank located in Evansville, Indiana, and is regulated by the Office of Thrift Supervision ("OTS"). Fidelity, through United, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities. Village Affordable Housing Corporation, the other subsidiary of Fidelity, was formed during the third quarter of fiscal 1998 for the purpose of owning interests in real estate housing, and acquired certain real estate from United and its subsidiaries to assist in United's divestiture efforts of surplus real estate in the first quarter of 2001.

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

Management has expended significant time and effort ensuring that United continues to operate in compliance with the Supervisory Agreement. While the Supervisory Agreement remains in place, it is likely that total commercial and multifamily loans outstanding will continue to decline, and management efforts in this area will continue to be concentrated on compliance, rather than business development. This will likely continue to impact the financial condition and the operating results of United and Fidelity until the Agreement is terminated, modified, or suspended. The restrictions regarding certain activities in the Supervisory Agreement have had a significant impact on United's net interest margin, net interest income, and net income, as a result of United's inability to participate in new commercial lending. The supervisory agreement currently requires United to:

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

United currently is in compliance with all provisions of the supervisory agreement at September 30, 2001, except for the targeted capital levels set forth in United's strategic plan. These target levels were established for the period ending December 31, 2001 and United expects to achieve these levels at that time.

o        Reclassification

Certain amounts in the 2000 consolidated financial statements have been made to conform to the 2001 presentation.

o        Segment Information

Fidelity operates principally in two industries, banking and real estate activities. Through United, Fidelity offers traditional banking products, such as checking, savings and certificates of deposit, as well as mortgage, commercial and consumer loans. Through the Affordable Housing Group, Fidelity was previously involved in various aspects of developing, building, renting and managing affordable housing units. In May 2000, a stock purchase agreement was approved by the shareholders, which calls for Pedcor to provide management services to the affordable housing properties at no fee to the properties or Fidelity.

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

                                                                           2001
                                        ---------------------------------------------------------------------------
                                                            Real Estate
As of and for the                                           Development
Nine Months Ended September 30             Banking         and Management        Eliminations         Total
-------------------------------------------------------------------------------------------------------------------
Interest income                           $ 8,807               $   5               $  (5)            $  8,807
Other income                                2,471                  54                                    2,525
Interest expense                            6,685                   5                  (5)               6,685
Other expense                               3,903                  83                                    3,986
Provision for loan losses                   1,147                                                        1,147
Loss before tax                              (457)                (29)                                    (486)
Income tax benefit                           (352)                (85)                                    (437)
Income (loss) before extraordinary item
                                             (105)                 56                                      (49)
Gain on extraordinary item, net of tax        196                                                          196
Net income                                     91                  56                                      147
Total assets                              169,024               2,696              (3,481)             168,239
Capital expenditures                          378                                                          378
Depreciation and amortization                 299                   4                                      303

                                                                          2000
                                       ------------------------------------------------------------------------
                                                         Real Estate
As of and for the                                        Development
Nine Months Ended September 30           Banking        and Management        Eliminations         Total
---------------------------------------------------------------------------------------------------------------
Interest income                        $  8,995           $      6            $     (6)            $  8,995
Other income                              1,125                147                 (17)               1,255
Interest expense                          6,225                  6                  (6)               6,225
Other expense                             5,577                416                 (17)               5,976
Provision for loan losses                   550                                                         550
Loss before tax                          (2,232)              (269)                                  (2,501)
Income tax benefit                       (1,095)              (180)                                  (1,275)
Total assets                            169,005              2,933              (3,584)             168,354
Capital expenditures                         48                                                          48
Depreciation and amortization               309                  6                                      315


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

o        Results of Operations

Net income for the three months ended September 30, 2001 was $80,000, compared to a net loss of $925,000 for the same period last year. Basic and diluted net income per share was $.01 per share for the three months ended September 30, 2001, compared to a net loss of $0.20 per share in 2000.

Net income for the nine months ended September 30, 2001 was $147,000 compared to a net loss of $1,226,000 for the nine months ended September 30, 2000. Basic and diluted net income per share was $0.03 per share for the nine months ended September 30, 2001, compared to a net loss of $0.32 per share in 2000.

The net interest margin has been negatively impacted by the 350 basis point reduction in the federal funds rate during the first nine months by the Federal Reserve Board (FRB) and the placement of one non-residential real estate loan on non-accrual status during the third quarter of 2001. The impact was magnified by Fidelity's significant holdings of short-term investments. Rates on liabilities have began to decline in the second half of 2001 due to the maturities and repricing of liabilities during a lower interest rate environment.

Non-interest income for the nine months ended September 30, 2001, increased $1,270,000 over the nine months ended September 30, 2000 primarily due to an increase in agent fee income generated through consumer lending activities. Non-interest expense decreased $2.0 million to $4.0 million due primarily to a decrease in the letter of credit valuation provision of $1.2 million, a decrease in legal and professional expense of $355,000 and a decrease in salaries and benefits of $386,000. During the third quarter an extraordinary gain was recognized, net of tax, of $196,000 that reflects the early redemption of outstanding senior subordinated notes at a discount from their face value.

Net Interest Income

Net interest income, Fidelity's largest component of income, represents the difference between interest and fees earned on loans, investments and other interest-earning assets, and interest paid on interest-bearing liabilities. For the quarter ended September 30, 2001 net interest income decreased $193,000 from the quarter ended September 30, 2000.

Net interest income for the nine months ended September 30, 2001 decreased $648,000 from the same period last year. The net interest margin decreased for the nine month period to 1.94% from 2.51% a year ago. The margin has been negatively impacted by the 350 basis point reduction in federal funds rate during the year by the FRB and the classification of a $3.1 million non-residential real estate loan as non-accrual during the third quarter of 2001. Average multifamily, commercial, commercial real estate and mortgage loans decreased $6.3 million. These decreases were offset by a $11.0 million increase in average consumer loans, resulting in an increase of consumer loan interest income of $858,000.

Average interest bearing liabilities increased $5.3 million from September 30, 2000 to $148.9 million at September 30, 2001. Total average interest bearing deposits increased $2.6 million. The increase resulted in a $460,000 increase in interest expense over the nine months ending September 30, 2000. The average rate on total deposits increased to 5.42% at September 30, 2001 from 5.06% at September 30, 2000 primarily due to the maturity of lower costing deposits being replaced with higher costing deposits in the fourth quarter of 2000. As a result of the reduction in market interest rates in 2001, United has continued to reduce interest rates on deposit products as local market conditions allowed, which was at a pace slower than that on loans.

Provision for Loan Losses and Letter of Credit Valuation Provision

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. The provision for loan losses for the nine months ending September 30, 2001 was $1,147,000 compared to $550,000 in the prior year, an increase of $597,000. During the first two quarters of 2001, Fidelity successfully assisted seven partnerships in which Fidelity or United had outstanding classified letters of credit, in obtaining new financing. This refinancing resulted in the bond holders backed by United and Fidelity's letters of credit to be paid in full by a combination of FHA financing obtained by the partnerships and a total paid by Fidelity and United of $2.8 million. The $2.8 million funded by Fidelity and United consisted of previously reserved for amounts within the valuation allowance for letters of credit. Fidelity refinanced one additional letter of credit during the third quarter through a commercial bank to be paid in full by a combination of financing obtained by the partnership and a total paid by Fidelity of $235,000, which consisted of previously reserved amounts. As a result of this refinancing activity, total classified letters of credit have been reduced from $11.8 million at December 31, 2000 to $350,000 at September 30, 2001. The ratio of allowance for loan losses to non-performing loans was 53.3% at September 30, 2001 compared to 201.7% at September 30, 2000. The increase in non-performing loans from the previous quarter was primarily the result of a non-residential real estate loan totaling $3.1 million that was moved to non-accrual status during the third quarter.

Specific loss reserves are assigned to certain credits. The reserves are determined by management's evaluation of those credits. The results of internal loan reviews, OTS evaluations and recent events assist Fidelity in making that evaluation. The independent support for the allowance for loan losses and valuation allowance for letters of credit includes documentation that supports the amount of recorded reserves for these credits.

Fidelity computes general reserves for the commercial, commercial mortgage, residential mortgage, and consumer loan and letter of credit portfolios by utilizing historical information and information currently available about the loans within those portfolios that provides information as to the likelihood of loss. The potential effect of current economic conditions is also considered with respect to establishing general reserve amounts.

Non-interest income

Non-interest income for the quarter ended September 30, 2001, was $914,000 compared to $444,000 for the same period in 2000, an increase of $470,000.

Non-interest income for the nine months ended September 30, 2001, was $2,525,000 compared to $1,255,000 for the same period in 2000, a 101.2% increase. Service charges on deposit accounts increased $49,000 for the nine months ended September 30, 2001 compared to the prior fiscal year due to an increase in the number of deposit accounts, higher activity fees and new fee sources combined with improved monitoring of fee waivers. Net gains on the sale of real estate loans increased $225,000 over the prior year due to an increase in mortgage loan activity, in particular loan refinancings, because of lower market interest rates. United participates in an arrangement in which automobile loans are originated on behalf of another organization. Agent fee income, which represents earned fees from these transactions for the nine months ended September 30, 2001 were $1,059,000 compared to $133,000 last year. United fully resumed its consumer lending activities in late 1999 and has continued to increase its network of automobile dealers during 2000 and 2001. The continued expansion and penetration of its automobile dealer network has been instrumental in the increase in agent fees over the prior year. Other income includes gains on sales of land of $134,000. A reduction in management fees of $88,000 partially offset the total increase in fee income. The stock purchase agreement approved by the shareholders in May 2000 calls for Pedcor to provide management services to the affordable housing properties at no fee to the property or Fidelity. Therefore, no management fees were collected for the nine months ended September 30, 2001 compared to the same period last year.

Non-Interest Expense

Non-interest expense decreased $1,519,000 for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000.

Salaries and employee benefits decreased $386,000 for the nine months ended September 30, 2001, primarily due to Fidelity recognizing $527,000 in the salary expense in the prior year in conjunction with the announcement that Fidelity and former President and CEO M. Brian Davis could not come to resolution on an existing employment contract modification and that Davis would cease to serve in those roles. During the nine months ended September 30, 2001 the valuation allowance for letters of credit was reduced by $1,172,000 to reflect a reduction in loss exposure achieved as a result of the previously discussed refinancing activities completed during 2001. Fidelity records its percentage share of losses for its investments in various affordable housing properties under the equity method of accounting. These losses were $225,000 and $279,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. These writedowns are partially offset by tax credits received and recorded as reductions of income tax expense. Fidelity continues to monitor these partnerships very closely and take steps to assist these partnerships in increasing their cash flows. The results of refinancing efforts, a lower interest rate environment, and a change in the property manager last year have started to positively impact the performance of these partnerships. Fidelity is in varying stages of completing refinancing on additional affordable housing developments, which should be completed during the first quarter of 2002.

Legal and professional fees decreased $355,000 for the nine months ended September 30, 2001 due to workout activities with respect to various classified assets in 2000. Advertising increased $80,000 from the prior year primarily due to increased promotional activities with respect to the consumer lending and mortgage areas, as well as the opening of a new branch in Warrick County, Indiana during the first quarter. Amortization of intangible assets resulted in expense of $157,000 for the nine months ended September 30, 2001 compared to $87,000 for the nine months ended September 30, 2000. Other operating expense decreased $189,000 from the prior year primarily due to the recognition of $100,000 in interest expense paid to the Internal Revenue Service (IRS) in the previous year in connection with an exam completed in 2001.

Income Tax Benefit

The income tax benefit was $437,000 for the nine months ending September 30, 2001 compared to $1,275,000 in the same period last year, primarily due to a reduction of the before tax loss. Included in the tax benefit of $437,000 for the nine months ending September 30, 2001 are tax credits of $239,000. These credits are received from Fidelity's investment in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at September 30, 2001 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 75% of the initiatives included within its current business plan and then achieve 5 to 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. At September 30, 2001, Fidelity's operating results were slightly ahead of those contemplated by the business plan.

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

o        Financial Condition

Total assets at September 30, 2001 increased $1.7 million to $168.2 million from $166.5 million in December 2000. Average assets for the nine months ended September 30, 2001 increased by $2.6 million from $163.9 million at December 31, 2000 to $166.5 million at September 30, 2001. The increase in total assets is primarily due to an increase in consumer loans offset by loan payoffs, refinancing and payments received on commercial, multifamily and fixed 1-4 family mortgage loans and proceeds from maturities of investments securities. Average interest-bearing liabilities increased $5.2 million due to an increase in a high-balance money market product bearing a higher interest rate than United's traditional money market accounts. These increases were partially offset by the reduction of the valuation allowance for letters of credit previously discussed.

Loans

The following table shows the composition of Fidelity's loan portfolio as of September 30, 2001 and December 31, 2000:

                                                         September 30,     December 31,
                                                              2001             2000
-------------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
     Conventional                                           $  43,513         $  47,809
     Construction                                                 151             1,274
     Commercial                                                 6,610             6,873
     Multi-family loans                                         3,874             4,350
     Home equity loans                                          4,612             5,274
     First mortgage real estate loans purchased                 1,223             1,753
                                                       ------------------------------------
                                                               59,983            67,333
   Commercial loans, other than
      secured by real estate                                    1,753             2,305
   Consumer loans                                              48,347            40,125
                                                       ------------------------------------
       Total loans                                            110,083           109,763
   Allowance for loan losses                                   (2,085)           (1,921)
                                                       ------------------------------------

       Net loans                                             $107,998          $107,842
                                                       ====================================


       Total loans to total assets                              65.4%             65.9%
                                                       ====================================

Fidelity sells a portion of its current production of 1-4 family loans, recording the gain or loss and using the proceeds to fund new loan originations.

Commercial real estate loans and commercial loans have continued to declined based on regulatory limitations. The focus of United's commercial lending department has been to assist in the acquisition of outside financing for certain loans or letters of credit, develop action plans to monitor the portfolio, and minimize potential losses relating to its remaining classified commercial credits and its letter of credit exposure.

The increase in loans is primarily due to an increase in consumer loans of $8.2 million from December 31, 2000 to $48.3 million at September 30, 2001. The level of growth achieved in the consumer loan portfolio during 2001 is not expected to continue at the same level for the remainder of 2001. Originations activity could continue to increase as a result of the origination of automobile loans on behalf of a non-affiliated organization.

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

The following table provides information on Fidelity's non-performing loans as of September 30, 2001 and December 31, 2000:

                                                          September 30,      December 31,
                                                               2001              2000
  -------------------------------------------------------------------------------------------
                                     (Dollars in Thousands)
  Non-accrual loans
     Commercial                                              $3,397              $472
     Multi-family                                                                 148
                                                            -------             -----
       Total non-accrual loans                                3,397               620
  Restructured
     Consumer                                                   188               115
      Commercial                                                 54               119
                                                            -------             -----
       Total restructured loans                                 242               234
  90 days or more past due and accruing
     Mortgage                                                   155
     Consumer                                                   120                10
                                                            -------             -----
       Total 90 days or more past due and accruing              275                10
                                                            -------             -----
         Total non-performing loans                          $3,914              $864
                                                            =======             =====


  Ratio of non-performing loans to total loans                3.56%             0.79%

Non-performing loans increased to 3.56% of total loans at September 30, 2001, as compared to .79% of total loans at December 31, 2000. Commercial non-accrual loans increased $2.9 million over December 31, 2000 due primarily to a non-residential loan totaling $3.1 million that management ceased the accrual of interest income during the third quarter.

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

Classified Assets and Letters of Credit
(in thousands)
                                                   September 30,  December 31,
                                                       2001           2000
                                                   ---------------------------
Classified assets                                       $7,376       $8,754
Classified letters of credit                               350       11,773
                                                        ------       ------

     Total classified assets/letters of credit          $7,726      $20,527
                                                        ======      =======

Classified assets and letters of credit were 58.6% and 129.5% of Fidelity's capital and reserves at September 30, 2001 and December 31, 2000, respectively. Classified assets and letters of credit were 27.6% and 69.9% of United's capital and reserves at September 30, 2001 and December 31, 2000, respectively. In addition to the classified assets and letters of credit, there were non-classified assets and letters of credit totaling $10.3 million compared to $18.6 million at December 31, 2000 for which management was closely monitoring the borrowers' abilities to comply with payment terms. The reduction in classified assets is a result of refinancing activity and improvements in various commercial and multifamily loans and letters of credit. These refinancing activities are discussed under the heading, "Provision for Loan Losses and Letter of Credit Valuation Provisions" and relieved Fidelity of its off balance sheet liabilities related to the credits that were refinanced.

Impaired loans are those that management believes will not perform under the original loan terms. At September 30, 2001 and December 31, 2000, Fidelity had impaired loans totaling $6.9 million compared to $3.7 million at December 31, 2000. The increase is primarily due to one non-residential real estate loan totaling $3.1 million that management ceased the accrual of interest income. The allowance for loan losses on such impaired loans totaled $1.3 million and $384,000, which are included in Fidelity's allowance for loan losses at September 30, 2001 and December 31, 2000, respectively. In addition, using similar guidelines for impaired loans, impaired letters of credit at September 30, 2001 total $350,000, versus $11.8 million at December 31, 2000. The valuation allowance on such impaired letters of credit totaled $35,000 at September 30, 2001 compared to $5.2 million at December 31, 2000. Impaired loans do not include large groups of homogeneous loans that are collectively evaluated for impairment, such as, residential mortgage and consumer installment loans.

The following table sets forth loan charge-offs and recoveries by the type of loan and an analysis of the allowance for loan losses at September 30, 2001 and December 31, 2000:

                                                         Nine months ended      Year ended
                                                           September 30,       December 31,
                                                               2001                2000
------------------------------------------------------------------------------------------
                                                              ( dollars in thousands)
Allowance for loan losses
   at beginning of period                                  $   1,921          $   2,021
                                                        ----------------------------------
Loan charge offs
   Real estate mortgage                                                              80
   Home equity                                                     1
   Multi-family                                                  822                683
   Commercial                                                    337                 12
   Consumer                                                      334                391
                                                        ----------------------------------
     Total loan charge offs                                    1,494              1,166
                                                        ----------------------------------

Loan recoveries
   Real estate mortgage                                            7
    Home equity                                                    1
    Multi-family                                                 462                317
   Commercial                                                                        20
   Consumer                                                       41                 59
                                                        ----------------------------------
     Total loan recoveries                                       511                396
                                                        ----------------------------------

Net charge offs                                                  983                770

Provision for loan losses                                      1,147                670
                                                        ----------------------------------

Allowance for loan losses at end of period                 $   2,085          $   1,921
                                                        ==================================

Ratio of net charge offs to average loans outstanding
   during period (annualized)                                  1.17%               .72%
                                                        ==================================

Ratio of provision for loan losses to average loans
   outstanding during period (annualized)                      1.37%               .63%
                                                        ==================================

Ratio of allowance for loan losses to total loans
   outstanding at period end                                   1.89%              1.75%
                                                        ==================================

Average amount of loans
   Outstanding for the period                               $111,850           $106,599
                                                        ==================================

Amount of loans outstanding
   at end of period                                         $110,083           $109,763
                                                        ==================================

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $30.5 million at September 30, 2001 and $43.8 million at December 31, 2000. Specific allocations for letters of credit totaled 3.1% of outstanding letters of credit at September 30, 2001 compared to 11.8% at December 31, 2000. Management considers the allowance for loan losses and valuation allowance for letters of credit adequate to meet losses inherent in the loan and letter of credit portfolios as of September 30, 2001.

Investment Securities

At September 30, 2001, the investment portfolio represented 10.6% of Fidelity's assets, compared to 12.6% at December 31, 2000.

The following table sets forth the components of United's available-for-sale investment portfolio as of September 30, 2001 and December 31, 2000:

                                                                        September 30,     December 31,
                                                                            2001              2000
-------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
   Federal Home Loan Mortgage Corporation
      mortgage-backed securities                                              $  666           $  805
   Federal National Mortgage Association mortgage-backed securities              482            1,095
   Government National Mortgage Association
      Mortgage-backed securities                                              16,638           19,101

                                                                       --------------------------------

       Total securities available for sale                                   $17,786          $21,001
                                                                       ================================

The decrease in balance is the result of maturities and paydowns received during the nine months. Inherent in mortgage-backed securities is prepayment risk. Prepayment rates generally can be expected to increase during periods of lower interest rates in which we are currently experiencing as some of the underlying mortgages are refinanced at lower rates. Conversely, the average lives of these securities generally are extended as interest rates increase.

Funding Sources

Deposits

Fidelity attracts both short-term and long-term deposits from the retail market by offering a wide assortment of accounts with different terms and different interest rates. These deposit alternatives include checking accounts, regular savings accounts, money market deposit accounts, fixed rate certificates with varying maturities, variable interest rate certificates, negotiable rate jumbo certificates ($99,000 or more), and variable rate IRA certificates. The average rate on total deposits has increased 27 basis points since December 31, 2000 to 5.42% at September 30, 2001. The average rate on total deposits has begun to decline in the last half of 2001 due to the lower interest rate environment in 2001.

Borrowings

United recently accessed $3.0 million in long-term advances and $3.5 million in short-term advances from the Federal Home Loan Bank to replace higher interest bearing maturing deposits. The maturity of $1.5 million in junior subordinated notes and the early extinguishment of $1.0 million in senior subordinated notes offset a portion of the increase in borrowings during the third quarter of 2001. In the following table, all notes, except for the Federal Home Loan Bank advances, are debt of the Parent Company, and total $12.9 million.

The following table summarizes Fidelity's long-term debt as of September 30, 2001 and December 31, 2000.

                                                                     September 30,  December 31,
(dollars in thousands)                                                    2001          2000
-------------------------------------------------------------------------------------------------
Note payable, 9.45% adjusted annually, payable $8 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                              $     980           975
Note payable, 9.42% adjusted annually, payable $13 per month, including interest, due September 2010, secured by specific
   multi-family mortgages                                                  1,497         1,494
Note payable, 10.50%, interest paid quarterly, due June 2003,
   secured by United stock                                                 1,500         1,500
Junior subordinated notes, 9.125%, interest paid semi-annually,
   due April 2001, unsecured                                                             1,476
Junior subordinated notes, 9.25%, interest paid semi-annually,
   due January 2002, unsecured                                             1,494         1,494
Junior subordinated notes, 12.00%, interest paid semi-annually,
   due April 2004, unsecured                                                 124
Note payable, 7.00%, interest paid monthly, due September 2002,
   secured by guarantors                                                   1,325
Senior subordinated notes, 10.00%, interest paid semi-annually,
   due June 2005, unsecured                                                6,000         7,000
Federal Home Loan Bank advances, due at various dates through
   2010 (weighted average rates of 5.51 and 6.72% at September 30,
   2001 and December 31, 2000)                                            12,645         9,903
Other                                                                          8
                                                                     ----------------------------

       Total long-term debt                                              $25,573       $23,842
                                                                     ============================

In February 2001, Fidelity established a $1.5 million line of credit with another financial institution that may be called upon at anytime prior to its expiration in September 2002. At September 30, 2001, Fidelity has $1.3 million outstanding on the line of credit.

Fidelity also had short-term borrowings of $4.5 million, which consisted of the $3.5 million in short-term advances mentioned above and $1.0 million in federal funds purchased at September 30, 2001.

Capital Resources

Fidelity's stockholders' equity increased $2.1 million to $10.9 million at September 30, 2001, compared to $8.8 million at December 31, 2000. The change in stockholders' equity was accounted for by net income of $147,000, a decrease in the net unrealized loss on securities available for sale of $513,000 and $1.5 million from the recently completed rights offering in June 2001. A total of 1,000,000 shares at $1.55 were issued upon the completion of the rights offering. Stockholders equity increased $1.5 million, net of expenses associated with the offering.


                                                                     Required for          To be well
                                              Actual               adequate capital        Capitalized
                                              Amount     Ratio     Amount    Percent    Amount    Percent
As of September 30, 2001
Total risk-based capital
(to risk-weighted assets)                    $17,179      13.9%     $9,869       8.0%    $12,336     10.0%
Tier 1 capital (to risk-weighted assets)      12,751      10.3       4,934       4.0       7,402      6.0
Core capital (to adjusted total assets)       12,751       8.0       6,347       4.0       7,934      5.0
Core capital (to adjusted tangible assets)    12,751       8.0       3,174       2.0             N/A
Tangible capital (to adjusted total assets)   12,751       8.0       2,380       1.5             N/A


As of December 31, 2000
Total risk-based capital
(to risk-weighted assets)                    $17,830      13.8%    $10,337       8.0%    $12,921     10.0%
Tier 1 capital (to risk-weighted assets)      13,327      10.3       5,168       4.0       7,753      6.0
Core capital (to adjusted total assets)       13,327       8.4       6,333       4.0       7,916      5.0
Core capital (to adjusted tangible assets)    13,327       8.4       3,166       2.0             N/A
Tangible capital (to adjusted total assets)   13,327       8.4       2,375       1.5             N/A

The capital category assigned to an entity can also be affected by qualitative judgements made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios. Total capital for United consists of Tier I capital plus the allowance for loan losses. Minimum capital levels are 4% for the leverage ratio, which is defined as Tier I capital as a percentage of total assets less goodwill and other identifiable intangible assets; 4% for Tier I to risk-weighted assets; and 8% for total capital to risk-weighted assets. United's capital ratios exceed each of these levels as well as required levels to achieve "well capitalized" status. Book value per share, including unrealized losses on investment securities, increased to $1.95 at September 30, 2001, compared to $1.90 at December 31, 2000.

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS.

The Stock Purchase Agreement approved by shareholders in May 2000 added an additional $3.0 million in cash for Fidelity. In addition, for three years following the approval of the stock purchase agreement, Pedcor is entitled under the terms of the Stock Purchase Agreement to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. Fidelity obtained a $1.5 million line of credit in the first quarter of 2001 and can draw on this line until its expiration in September 2002. At September 30, 2001, $1.3 million was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock to Pedcor, additional debt or equity financing, or dividends from United (with OTS approval), to the holding company. In Fidelity's recently completed common stock rights offering it received subscriptions for all 1,000,000 shares associated with the offering at a $1.55 per share. Fidelity went effective with another rights offering in September 2001. Approximately 650,000 shares are being offered at $2.50 per share in order to raise $1.6 million. Proceeds of at least $715,000 based on director and affiliate participation is expected. The offer expires on November 27, 2001. Fidelity believes that the above action will meet its future liquidity needs.

The holding company has issued letters of credit that back tax-exempt bond financing for two remaining Section 42 multifamily housing developments. The bonds are periodically re-marketed to current or potential bondholders. Beginning in December 2001 through September 2002, approximately $2.1 million in bonds are due to be re-marketed. In the event that some of the bonds cannot successfully be re-marketed, Fidelity will be required to fund the difference. The amount of cash that would be required could be in excess of the amount Fidelity is anticipated to maintain. As such, alternative strategies for re-financing this debt such as utilizing the Federal Housing Administration 223(f) program are being sought. Fidelity has had prior success in refinancing
Section 42 multifamily housing debt utilizing this program, however, there is no assurance that this effort will be successful.

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

The data for September 30, 2001 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management on various decision making regarding products, maturities, repricing, etc. United has recently developed an internal model to assist in interest rate risk management. The model will continue to be developed to as closely mirror the OTS's NPV model as possible.

Although United has not yet submitted its CMR to the OTS for September 30, 2001, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2000.

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

                                     FIDELITY FEDERAL BANCORP



Date: NOVEMBER 14, 2001              By: /s/  BRUCE A. CORDINGLEY
      -----------------                  ------------------------
                                         Bruce A. Cordingley
                                         Executive Committee Chairman
                                         (Acting Principal Executive Officer)



                                     By: /s/  DONALD R. NEEL
                                         -----------------------
                                         Donald R. Neel,
                                         President and CFO
                                         (Principal Financial Officer)