Form 10-K405
period 2001-12-31
FIDELITY FEDERAL BANCORP
filed 2002-04-01
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (fee required)
                  For the fiscal year ended: December 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 (no fee required)
              For the Transition period from ______ to __________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
             Documents                             into which Incorporated
Portions of the 2001 Annual
  Report to Shareholders                                   Part II

Portions of the Definitive Proxy
  Statement for the Annual Meeting of
  Shareholders to be held April 30, 2002.                  Part III

                           Exhibit index is on page 15

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at February 28, 2002 was approximately $6,154,450.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 2002.
                         Common Stock - 5,987,009 shares

                            FIDELITY FEDERAL BANCORP


                                      Index

PART I
                                                                           Page
                                                                           ----

ITEM 1   -   Business                                                        3
ITEM 2   -   Properties                                                     10
ITEM 3   -   Legal Proceedings                                              10
ITEM 4   -   Submission of Matters to a Vote of Security Holders            10

PART II

ITEM 5   -   Market for Registrant's Common Equity
                 and Related Stockholder Matters                            11
ITEM 6   -   Selected Financial Data                                        11
ITEM 7   -   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              11
ITEM 7 A -   Quantitative and Qualitative Disclosures About Market Risk     11
ITEM 8   -   Financial Statements and Supplementary Data                    11
ITEM 9   -   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures                    11

PART III

ITEM 10  -   Directors and Executive Officers of the Registrant             11
ITEM 11  -   Executive Compensation                                         12
ITEM 12  -   Security Ownership of Certain Beneficial
                 Owners and Management                                      12
ITEM 13  -   Certain Relationships and Related Transactions                 12

PART IV

ITEM 14  -   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                12

SIGNATURES                                                                  14

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------

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

The possible events or factors include the following: the restrictions imposed by the Supervisory Agreement between the OTS and our savings bank subsidiary, United Fidelity Bank; the dependence of our loan growth and funding on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; and the management of a borrower. The rate of charge-offs and loan and letter of credit loss provisions can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of United. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments with similar characteristics.

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the OCC, the FDIC, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States and through alternative delivery channels such as the internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and our ability to manage these and other risks.


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

United's subsidiaries, Village Housing Corporation, Village Management Corporation and Village Capital Corporation have been involved in various aspects of financing, owning, developing, and managing affordable housing projects. Currently, they are involved only in the business of owning affordable housing properties. In May 2000, a subsidiary of Pedcor Holdings LLC ("Pedcor"), began providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital Corporation has earned fees by providing real estate mortgage banking services but records fee income on transactions previously completed. Another subsidiary of United, Village Insurance Corporation, receives fee income for credit life and accident health insurance sales. United, in 2001, formed a new subsidiary, United Fidelity Finance, for purposes of acquiring, owning, purchasing, holding, selling, transferring, pledging and otherwise dealing with automobile loan receivables. United Fidelity Finance is currently inactive.

Village Affordable Housing Corporation, a subsidiary of Fidelity, was formed during 1999. This company was formed for the purpose of owning interests in real estate housing.

Fidelity had consolidated total assets of $159.7 million and total shareholders' equity of $11.9 million as of December 31, 2001.

Fidelity's subsidiaries at December 31, 2001, are listed below:

Subsidiary                                    Principal Office   Year Organized   Assets (in thousands)
1. United Fidelity Bank, fsb                   Evansville, IN         1914              $155,021

   Subsidiaries of United Fidelity Bank, fsb:
   Village Capital Corporation                 Evansville, IN         1994                   954
   Village Insurance Corporation               Evansville, IN         1980                    93
   Village Management Corporation              Evansville, IN         1992                   248
   Village Housing Corporation                 Evansville, IN         1992                 2,453


2. Village Affordable Housing Corporation      Evansville, IN         1999                   531

Fidelity's home office is located at 18 North West Fourth Street, Evansville, Indiana, 47708 and its telephone number is (812) 424-0921.

Competition

Fidelity and United face strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of February 28, 2002, approximately 3 locally based banks (and several others with branch or loan production offices), 2 thrifts, 12 credit unions operated in the Evansville, Indiana metropolitan area, which is United's principal deposit market area. Many competitors are substantially larger or have significantly greater capital resources than United. Due to enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.


SUPERVISION AND REGULATION

In addition to the general provisions discussed below, the Company and the Savings Bank are also subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, which also impacts the operations of the Company and the Savings Bank. The footnote entitled "Other Restrictions" in the audited financial statement provides further details.

Regulation of the Company

Fidelity is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"). Fidelity is registered with the Office of Thrift Supervision and is subject to OTS regulations, examinations, supervision and reporting requirements.

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

Fidelity operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the OTS may impose restrictions it considers necessary to address such risk, which may include a limitation on the payment of dividends. If the savings association subsidiary of a unitary savings and loan holding company fails to meet the Qualified Thrift Lender Test ("QTL test"), as discussed below, then Fidelity would be required to register as, and become subject to the activities restrictions applicable to, bank holding companies.

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

No company may acquire control of an insured savings association after May 4, 1999, unless that company either (i) engages only in the financial activities permissible for a financial holding company or (ii) is a grandfathered, unitary savings and loan holding company. Generally, any company that was a unitary savings and loan holding company on May 4, 1999 is grandfathered. Such a company may continue to operate under present law as long as (i) the company continues to control only one savings institution or its successor (excluding supervisory acquisitions) that it controlled on May 4, 1999 and (ii) each controlled institution meets the qualified thrift lender test. Fidelity is a grandfathered unitary savings and loan holding company.

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

Financial institutions, including United, are generally prohibited from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure and have not chosen to "opt out" of such disclosure.

Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations, it must be a "qualified thrift lender", or a "QTL". A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At December 31, 2001, the qualified thrift investment percentage test for United was 79.3%.

Loans-to-One-Borrower Limitations. The Home Owners' Loan Act generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 2001 United's loan-to-one-borrower limitation was approximately $3.1 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At December 31, 2001, United had made $5.9 million such loans under this higher lending limit.

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

The Financing Corporation ("FICO") assessment to service the interest on its bond obligations is separate from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In 2001, United paid $0.05 per $100 of deposits from January through September 2001 and $0.01 per $100 for the remainder of 2001 to comply with this assessment. The total deposit insurance expense paid was $248,000, $243,000, and $156,000 for 2001, 2000, and
the six months ended December 31, 1999, respectively.

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

Enforcement. The OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. In addition, regulators are provided with flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIC has the authority to recommend to the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OTS, the FDIC has authority to take such action under certain circumstances.

Standards for Safety and Soundness. The federal banking agencies have prescribed for all insured depository institutions safety and soundness standards in the form of guidelines, relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset quality and growth, earnings, and compensation, fees and benefits, and safekeeping customer information. If an insured depository institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will issue an order requiring the institution to take immediate steps to correct a safety and soundness deficiency.

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

Under the OTS prompt corrective action regulation, generally, a savings association that has a total risk-based capital of less than 8.0% or a tier 1 risk-based capital ratio or leverage ratio of less than 4.0% is considered to be undercapitalized. A savings association that has a total risk-based capital of less than 6.0%, a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized". In addition, numerous mandatory supervisory actions become immediately applicable to the associations, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, condition, and complexity of its operations, including consolidated subsidiaries, as reported in the Saving Bank's latest quarterly Thrift Financial Report. United's total assessment for the year ended December 31, 2001 was $78,000.

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

Transactions with Affiliates

Pursuant to the Home Owners' Loan Act, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Loans to executive officers, directors, and principal shareholders must comply with Section 22(h) of the Federal Reserve Act, which requires these loans be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at December 31, 2001.

Federal Home Loan Bank System

United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for members. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2001, United was in compliance with this requirement.


Personnel

As of December 31, 2001 Fidelity had 83 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

Fidelity maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. Fidelity also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.


ITEM 2.  PROPERTIES
-------

The following table sets forth the location of Fidelity's savings bank offices, all of which are owned by United, as well as certain additional information relating to these offices as of December 31, 2001.

----------------------------------------------------------------------------

          Office Location      Year Facility Opened        Net Book Value
----------------------------------------------------------------------------
Home Office                            1974                $939,000
18 NW Fourth Street
Evansville, IN  47708
----------------------------------------------------------------------------
Eastside Branch                        1997               1,731,000
700 S. Green River Rd
Evansville, IN  47715
----------------------------------------------------------------------------
Northside Branch                       1976                  82,000
4441 First Avenue
Evansville, IN  47710
----------------------------------------------------------------------------
Westside Branch                        1979                  91,000
4801 W. Lloyd Expressway
Evansville, IN  47712
----------------------------------------------------------------------------
Bell Oaks Branch                       2001                 492,000
8533 Bell Oaks Drive
Newburgh, IN  47630
----------------------------------------------------------------------------


ITEM 3.  LEGAL PROCEEDINGS
-------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
------     MATTERS

The discussion concerning the market for the registrant's common equity and related shareholder matters under the heading "Market Summary" is included in the 2001 Annual Report to Stockholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in the 2001 Annual Report to Stockholders on page 9 and is incorporated herein by reference. As of February 28, 2002 Fidelity had 462 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA
-------

Selected Financial and Other Data included in the 2001 Annual Report to Stockholders on page 5 is incorporated herein by reference.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     RESULTS OF OPERATIONS

Management' Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 Annual Report to Stockholders on pages 6 through 29 is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK
-------

The discussion concerning quantilative and qualitative disclosures about market risk under the heading "Asset/Liability Management" included in the 2001 Annual Report to Stockholders on pages 28 and 29, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 30 through 61 of the 2001 Annual Report to Stockholders.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------       FINANCIAL DISCLOSURES

No response to this item is required.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The information is to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 3 and 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12, (up to but exclusive of the information presented under the caption "Item 2. Ratification of Independent Auditors of Fidelity"), of the Company's definitive proxy statement dated March 27, 2002, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 5 through 11 (up to but exclusive of the information presented under the caption "Security Ownership of Management") of the Company's definitive proxy statement dated March 27, 2002, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The information to be provided under this Item is incorporated by reference to the information under the heading "Beneficial Ownership" on page 2 (up to but exclusive of the information presented under the caption "Proxies") and under the heading "Security Ownership of Management" on pages 11 and 12 (up to but exclusive of the information presented under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12), of the definitive proxy statement dated March 27, 2002 as filed with the Securities and Exchange Commission pursuant to regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Certain Transactions and Other Matters Between Management and Fidelity" on page 5 (up to but exclusive of the information presented under the caption "Board Meetings") of the Company's definitive proxy statement dated March 27, 2002 as filed with The Securities and Exchange Commission pursuant to Regulation 14A.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------

(a) (1) The following consolidated financial statements are included in Item 8:

                                                                Page Numbers in
                                                                 Annual report
Independent Auditor's Report on
Consolidated Financial Statements                                       30

Consolidated Balance Sheet
December 31, 2001 and 2000                                              31

Consolidated Statement of Income-
For the years ended December 31, 2001, 2000 and
    the six months ended December 31, 1999                             32-33

Consolidated Statement of Changes in Stockholders' Equity -
For the years ended December 31, 2001, 2000 and
    the six months ended December 31, 1999                              34

Consolidated Statement of Cash Flows -
For the years ended December 31, 2001, 2000 and
    the six months ended December 31, 1999                             35-36

Notes to consolidated Financial Statements                             37-61

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

   10          (a)   The 1993 Director's Stock Option Plan, filed as exhibit
                     10(d) to Fidelity's 1995 Annual Report on Form 10-K, is incorporated herein by reference.
               (b)   The 1995 Key Employee's Stock Option Plan, filed as
                     exhibit 10(c) to Fidelity's 1996 Annual Report on Form
                     10-K, is incorporated herein by reference.
               (c)   Employment agreement between Fidelity and Donald R.
                     Neel, filed as exhibit 10(d) to Fidelity's 2000 Annual
                     Report on Form 10-K, is incorporated herein by reference

   13                Annual report to shareholders

   21                Subsidiaries of Fidelity Federal Bancorp


(b)      See the list of exhibits in Item 14 (a) (3).

(c)      No other financial statement schedules are required to be submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

                                    FIDELITY FEDERAL BANCORP
                                    Registrant

                                    By /S/ BRUCE A. CORDINGLEY
                                       ----------------------------------------
                                       Bruce A. Cordingley
                                       Executive Committee Chairman
                                       (Acting Principal Executive Officer)

                                    By /S/ DONALD R. NEEL
                                       ----------------------------------------
                                       Donald R. Neel, President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

By /S/ JACK CUNNINGHAM
   ----------------------------------------
   Jack Cunningham,
   Chairman

By /S/ BRUCE A. CORDINGLEY
   ----------------------------------------
   Bruce A. Cordingley, Director

By /S/ WILLIAM R. BAUGH
   ----------------------------------------
   William R. Baugh, Director

By /S/ PAUL E. BECKER
   ----------------------------------------
   Paul E. Becker, Director

By /S/ DONALD R. NEEL
   ----------------------------------------
   Donald R. Neel, Director

By /S/ GERALD K. PEDIGO
   ----------------------------------------
   Gerald K. Pedigo, Director

By /S/ BARRY A. SCHNAKENBURG
   ----------------------------------------
   Barry A. Schnakenburg, Director

By /S/ PHILLIP J. STOFFREGEN
   ----------------------------------------
   Phillip J. Stoffregen, Director

                                INDEX TO EXHIBITS



Page     Exhibit Number                   Exhibit
--------------------------------------------------------------------------------

              13               Annual report to shareholders

              21               Subsidiaries of Fidelity Federal Bancorp