Form 10-Q
period 2002-03-31
FIDELITY FEDERAL BANCORP
filed 2002-05-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 2002



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

As of April 30, 2002, there were 6,061,914 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheets..................................    3

   Condensed Consolidated Statements of Income............................    4

   Condensed Consolidated Statements of Changes in Stockholders' Equity...    5

   Condensed Consolidated Statements of Cash Flows........................    6

   Notes to Condensed Consolidated Financial Statements...................    7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition................................................ 9-15

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......   15

PART II - OTHER INFORMATION...............................................   16

SIGNATURES................................................................   17

Item 1 - Financial Statements
                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                               March 31,    December 31,
                                                                 2002           2001
                                                               ---------    ------------
                                                              (Unaudited)
Assets
Cash and due from banks                                        $   1,013      $   1,711
Interest-bearing demand deposits                                  14,126         14,605
                                                               ---------      ---------
   Cash and cash equivalents                                      15,139         16,316
Investment securities available for sale                          26,718         18,074
Notes receivable                                                     235              0
Loans, net of allowance for loan losses of $871 and $2,138        99,961        104,432
Premises and equipment                                             5,944          6,009
Federal Home Loan Bank of Indianapolis stock                       2,620          2,620
Deferred income tax receivable                                     7,384          7,214
Other real estate owned                                            1,910              0
   Interest receivable and other assets                            5,175          4,994
                                                               ---------      ---------

   Total assets                                                $ 165,086      $ 159,659
                                                               =========      =========

Liabilities
Deposits
   Non-interest bearing                                        $   5,150      $   5,008
   Interest bearing                                              108,470        115,147
                                                               ---------      ---------
     Total deposits                                              113,620        120,155
Short-term borrowings                                             11,000              0
Long-term debt                                                    24,930         24,650
Valuation allowance for letters of credit                            431            665
Other liabilities                                                  2,862          2,294
                                                               ---------      ---------
     Total liabilities                                           152,843        147,764
                                                               ---------      ---------

Commitments and Contingencies                                         --             --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--6,061,915 shares                           6,062          5,987
Additional paid-in capital                                        14,780         14,692
Stock warrants                                                       261             11
Retained earnings                                                 (8,672)        (8,757)
Accumulated other comprehensive loss                                (188)           (38)
                                                               ---------      ---------
Total stockholders' equity                                        12,243         11,895
                                                               ---------      ---------

Total liabilities and stockholders' equity                     $ 165,086      $ 159,659
                                                               =========      =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2002         2001
                                                              -------      -------
Interest Income
   Loans receivable                                           $ 2,173      $ 2,426
   Investment securities--taxable                                 310          344
   Deposits with financial institutions                            50          212
   Other dividend income                                           40           52
                                                              -------      -------
         Total interest income                                  2,573        3,034
                                                              -------      -------

Interest Expense
   Deposits                                                     1,133        1,775
   Short-term borrowings                                           14            1
   Long-term debt                                                 455          507
                                                              -------      -------
         Total interest expense                                 1,602        2,283
                                                              -------      -------


Net Interest Income                                               971          751
   Provision for loan losses                                        0          284
                                                              -------      -------

Net Interest Income After Provision for Loan Losses               971          467
                                                              -------      -------

Other Income
   Service charges on deposit accounts                             86           83
   Net gains on loan sales                                        264           63
   Letter of credit fees                                          125          129
   Agent fee income                                               255          233
   Gain on disposition of rate swap                                72            0
   Servicing fees on loans sold                                    37           27
   Other income                                                    91          141
                                                              -------      -------
         Total non-interest income                                930          676
                                                              -------      -------

Other Expenses
   Salaries and employee benefits                                 937          696
   Net occupancy                                                   95           91
   Equipment                                                       87           60
   Data processing                                                 80           91
   Deposit insurance                                               15           62
   Legal and professional                                          62           55
   Advertising                                                     90           55
   Letter of credit valuation provision                             0         (284)
   Amortization of intangible assets                               52           52
   Loss on investment in partnerships                              36           55
   Correspondent bank charges                                      33           38
   Other expense                                                  399          275
                                                              -------      -------
         Total non-interest expense                             1,886        1,246
                                                              -------      -------

Income (Loss) Before Income Tax                                    15         (103)
   Income tax benefit                                             (71)        (127)
                                                              -------      -------

Net Income                                                    $    86      $    24
                                                              =======      =======

Basic Earnings Per Share                                      $  0.01      $  0.01

Diluted Earnings Per Share                                    $  0.01      $  0.01

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    2002          2001
                                                  --------      --------

Beginning Balance                                 $ 11,895      $  8,775
   Comprehensive income
     Net income                                         86            24
     Other comprehensive income - net of tax
         Unrealized gain (loss) on securities         (150)          356
                                                  --------      --------
   Comprehensive income                                (64)          380
   Issuance of stock                                   162
   Issuance of stock warrants                          250
                                                  --------      --------
Balances, March 31 (unaudited)                    $ 12,243      $  9,155
                                                  ========      ========


See notes to consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   2002          2001
                                                                 --------      --------
Operating Activities
   Net income                                                    $     86      $     24
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                                      284
     Letter of credit valuation provision                                          (284)
     Depreciation                                                     154            95
     Valuation allowance--affordable housing investments               14            14
     Loans originated for sale                                     (5,622)       (3,476)
     Proceeds from sale of loans                                    5,623         3,497
     Changes in
       Interest payable and other liabilities                         568           826
       Interest receivable and other assets                          (319)           (7)
     Other                                                              8
                                                                 --------      --------
     Net cash provided (used) by operating activities                (512)          973
                                                                 --------      --------

Investing Activities
   Purchases of securities available for sale                     (10,209)
   Proceeds from maturities of securities available for sale        1,298         1,094
   Notes receivable                                                  (235)
   Net change in loans                                              2,571        (1,143)
   Purchase of premises and equipment                                 (37)          (89)
   Funding on outstanding letters of credit                          (234)       (2,185)
                                                                 --------      --------
     Net cash used by investing activities                         (6,846)       (2,323)
                                                                 --------      --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                          (923)        2,989
     Certificates of deposit                                       (5,612)          779
     Short-term borrowings                                         11,000
   Proceeds of long-term debt                                       1,777
   Repayment of long-term debt                                     (1,497)           (7)
   Issuance of stock                                                  162
   Issuance of stock warrants                                         250
                                                                 --------      --------
     Net cash provided by financing activities                      5,157         3,761
                                                                 --------      --------
Net Change in Cash and Cash Equivalents                            (1,177)        2,411

Cash and Cash Equivalents, Beginning of Period                     16,316        16,644
                                                                 --------      --------

Cash and Cash Equivalents, End of Period                         $ 15,139      $ 19,055
                                                                 ========      ========

Additional Cash Flows Information
   Interest paid                                                 $  1,533      $  1,292

Supplemental schedule of non-cash investing activity:
   Transfers from loans to Real Estate Owned                     $  1,910

See notes to consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements.

Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

o        Company Subsidiaries

Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914, is a federally-chartered stock savings bank located in Evansville, Indiana, and is regulated by the Office of Thrift Supervision ("OTS"). Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities. Village Affordable Housing Corporation, the other subsidiary of Fidelity, was formed during the third quarter of fiscal 1998 for the purpose of owning interests in real estate.

o        Stockholders' Equity

In January 2001, Fidelity filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 1,000,000 shares were registered in this filing. For every 4.6 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $1.55. The rights offering was oversubscribed and completed in June 2001. Fidelity raised $1.5 million net of costs associated with the offering. The shares purchased by shareholders with these funds were issued in July 2001.

In September 2001, Fidelity filed a second registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 650,000 shares were registered in this filing. For every 8.6 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $2.50. The rights offering was completed in November 2001. Fidelity raised $888,000, net of costs associated with the offering. The shares purchased by shareholders with these funds were issued in December 2001.

In December 2001, Fidelity filed a third registration statement for a debt and equity rights offering with the Securities and Exchange Commission. Subscription rights were distributed to persons who owned common stock as of the close of business on December 19, 2001 to purchase $1.5 million of 9.00% unsecured junior subordinated notes due February 28, 2009 and 500,000 warrants representing the right to purchase shares of common stock at $3.00 per share, less the purchase price of $0.50 per warrant. The offering was completed on February 28, 2002. Fidelity issued approximately $1.0 million in 9% notes and all of the 500,000 warrants, raising an additional $250,000.

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

o        Other Restrictions

The Supervisory Agreement with the OTS is in effect until terminated, modified or suspended by the OTS. The agreement was entered into in February 1999 and was modified by United and approved by the OTS in the fourth quarter of 2000.

Under the terms of the Agreement, United developed and submitted to the OTS for approval a strategic plan which included, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning.

The agreement indicated that United must, among other things, have taken other specified actions within specified time frames. These actions include the development of and adherence to a written plan for the reduction of classified and criticized assets to specified levels; maintenance of sufficient allowances for loan and lease losses; quarterly reporting to the OTS relating to classified assets and workout plans; restriction of its growth in total assets to an amount not in excess of an amount equal to the net interest credited on deposit liabilities without prior OTS approval; limiting growth of its consumer loan portfolio to an amount not in excess of 30 percent of its total assets; development of a written plan to divest all real estate held for development; adoption of policies and procedures designed to avoid potential conflicts of interest; development of policies and procedures to increase liquidity; adoption of a policy with respect to its mortgage brokerage activity, which would address its operation and methods for risk management; development of a policy to administer the general partnerships held by Village Housing Corporation; and maintenance of fully staffed and functioning internal audit and independent loan review processes.

Previously, United was to refrain from commercial lending, but United received OTS approval in the first quarter of 2002 to resume commercial lending in accordance with its business plan.

At March 31, 2002, United is also prohibited from taking certain actions without prior approval, including but not limited to: engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; real estate development without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; and engaging in any new activities not included in the strategic plan.

United is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer. United is also prohibited, without prior OTS approval, from entering into any contract with any executive officer or director which would require a golden-parachute payment and from increasing any executive benefit package in an amount in excess of the annual cost of living. United also developed a plan to reduce employee turnover, build an experienced staff, and provide for management succession.

Management of United has taken, or has refrained from taking, as applicable, the actions requested by the OTS. United believes it is in compliance with the provisions of the supervisory agreement at March 31, 2002.

o        Related Party

During the first quarter of 2002, a related party transaction resulted in a gain on the sale of two notes held in conjunction with advances made by the Company to certain multifamily housing partnerships in conjunction with refinancing activities previously completed. The advances had been previously charged off and had no value on Fidelity's books. The gain on the note sale totaled $223,000 along with a $72,000 gain on sale of a position in an interest rate swap. The related party was Pedcor Funding Corporation and the purchase price consisted of a 20% down payment with the remainder financed by a 10 year note totaling $235,000 at a rate of 5.25% for five years, and 6.50% for the last five years with principal paid annually and interest paid quarterly.

o        Reclassifications

Reclassifications of certain amounts in the March 31, 2001 consolidated statement have been made to conform to the March 31, 2002 presentation.


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

o        Results of Operations

Net income for the three months ended March 31, 2002 was $86,000, compared to $24,000 for the same period last year. Book value per share increased to $2.02 from $1.99, while shareholders' equity increased 32.6% to $12.2 million from $9.2 million. This was due primarily to stock offerings completed in 2002 and 2001.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first quarter of 2002 and 2001:

                                                                           Three Months Ended
                                                                                March 31,
                                                                         (dollars in thousands)
                                                                     -----------------------------
                                                                        2002              2001
                                                                     -----------       -----------
Interest-earning assets                                              $   138,350       $   148,004
Interest-bearing liabilities                                         $   139,525       $   147,246
                                                                     -----------       -----------
   Net interest-earning assets or (interest-bearing liabilities)          (1,175)              758
                                                                     ===========       ===========

Average yield on:
   Interest-earning assets                                                  7.09%             8.31%
   Interest-bearing liabilities                                             4.66              6.29
                                                                     -----------       -----------
         Net interest spread                                                2.43%             2.02%

         Net interest margin                                                2.39%             2.06%

The yield on interest-earning assets in the above table does not include the collection of $156,000 in interest on previously charged off loans. A company subsidiary owns general partnership interests in multi-family housing. Cash flows of certain partnerships have increased to allow repayment of interest and then principal on previously advanced loans to the partnerships. Net interest income for the first quarter of 2002 was $971,000 and was $220,000 or 29.3% more than $751,000 during the first quarter of 2001. Exclusive of the $156,000 of interest collected during the quarter, net interest income increased $64,000 over 2001 due to interest expense decreasing more than interest income, as rates have declined in 2001 and 2002. The $681,000 decrease in interest expense is a combination of a decrease of $150,000 from a lower average balance of outstanding interest-bearing liabilities plus

$531,000 because of decreased rates on average interest-bearing liabilities. The decrease of $617,000 in interest income exclusive of the $156,000 discussed above, is a combination of a decrease of $192,000 because of the decrease in the volume mix of average outstanding interest-bearing assets plus $425,000 because of decreased rates on average interest-earning assets.

The following table sets forth the details of the rate and volume change for the first quarter of 2002 compared to the first quarter of 2001. The table does not include $156,000 of interest collected on previously charged-off loans discussed above.

                                          Three Months Ended March 31,
                                                 2002 vs 2001
                                              Increase (Decrease)
                                               Due to change in
                                          ----------------------------
                                          Volume       Rate      Total
                                          ------       ----      -----

Interest Income:
  Loans and mortgage-backed securities     $(144)     $(298)     $(442)
  Other interest-earning assets              (48)      (127)      (175)
                                           -----      -----      -----
    Total interest-earning assets           (192)      (425)      (617)

Interest Expense:
  Deposits                                  (214)      (427)      (641)
  FHLB advances and other borrowings          64       (104)       (40)
                                           -----      -----      -----
  Total interest-bearing liabilities        (150)      (531)      (681)
                                           -----      -----      -----
  Change in net interest income            $ (42)     $ 106      $  64
                                           =====      =====      =====


Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses decreased $284,000 for the three months ended March 31, 2002 compared to the first quarter of 2001. During the three months ended March 31, 2001 Fidelity increased its allowance for loan losses and reduced its letters of credit valuation reserve by $284,000 due to refinancing activities completed during the first quarter of 2001. During the first quarter of 2001, four multi-family partnerships in which Fidelity or United had outstanding classified, or impaired letters of credit, obtained non-recourse financing outside of Fidelity. One such partnership obtained alternate financing during the first quarter of 2002. Fidelity provided $234,000 and $2.2 million during the first quarters of 2002 and 2001 in previously reserved funds in order to complete the refinancing transactions. Fidelity anticipates additional refinancing activities related to multi-family loans in the second half of 2002 as efforts continue to reduce classified assets and letters of credit. The ratio of the allowance for loan losses to non-performing assets was 32.0% at March 31, 2002 compared to 182.2% at March 31, 2001.

Fidelity makes provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb losses in the loan portfolios. Specific reserves are assigned to certain credits. The reserves are determined by management's evaluation of those credits, which include evaluations of borrower's ability to repay outstanding debt, as well as the value of supporting collateral. The results of internal loan reviews, previous regulatory reviews, and past events assist Fidelity in making that evaluation. The independent support for the allowance for loan losses and letter of credit valuation reserve includes documentation that supports the amount of recorded reserves for these credits.

General reserves for loans and letters of credit not specifically reserved are also determined. Fidelity computes general reserves for the commercial, commercial mortgage, residential mortgage and consumer loan portfolios by utilizing historical information and information currently available about the loans within those portfolios that provides information as to the likelihood of loss. The potential effect of current economic conditions is also considered with respect to establishing general reserve amounts.

Non-interest income

Non-interest income for the quarter ended March 31, 2002, was $930,000 compared to $676,000 for the same period in 2001. This increase was primarily due to a gain on the sale of two notes totaling $223,000 and a $72,000 gain on sale of a position in an interest rate swap. Agent fees increased $22,000 over the first quarter of 2001. Other income decreased $50,000 to $91,000 for the three months ended March 31, 2002.

Non-interest expense

Total non-interest expense increased by $640,000 over the first quarter of 2001. Salaries and employee benefits increased $241,000 due to growth in United's consumer loan activity, the opening of a new branch late in the first quarter of 2001, and the addition of a senior commercial lending officer in anticipation of United's resumption of commercial lending activity. In February 2002, United received authority from the OTS to engage in commercial lending as outlined in United's business plan.

The increase was also caused by a letter of credit valuation provision credit of $284,000 during the first quarter of 2001 which offset total expense in 2001. There was no such item in 2002.

Federal deposit insurance expense decreased $47,000 in the first quarter of 2002 compared to 2001. This decrease was associated with a reduction in United's risk assessment rate in 2002. Other real estate expense increased $33,000 over the first quarter of 2001 in connection with the foreclosure of a $3.1 million non-accrual, non-residential real estate loan in the first quarter of 2002. Finally, there was a $22,000 increase in indirect dealer promotions compared to last year.

Income tax benefit
The income tax benefit was $71,000 for the three months ending March 31, 2002 compared to $127,000 in the same period last year, primarily due to a reduction in pre-taxable loss for the first quarter of 2002. Included in this tax benefit are tax credits of $80,000. These credits are received from Fidelity's investment in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at March 31, 2002 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 75% of the initiatives included within its current business plan and then achieve 5 to 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group.

The Company, at December 31, 2001 and March 31, 2002, has not established a valuation allowance to reflect the possibility that all of these assets will not be utilized. Utilization of these deferred tax assets is based significantly upon the future profitability of the Company. Although the Company has prepared a model that indicates the deferred tax assets will be fully utilized, profitability for the three-months ended March 31, 2002, is less than that projected by the model prepared at December 31, 2001 supporting these assets. To the extent profitability does not improve, valuation allowance would be required to be established in order for the financial statements to be in conformity with accounting principles generally accepted in the United States of America. The Company has set forth reasonable plans indicating that future period profitability will increase and be more in line with the original projections, the ultimate outcome of this uncertainty on net income or earnings per share, if any, is unknown.

The assumptions used to help consider the need for a valuation allowance for the deferred tax asset are subject to certain risks and uncertainties that could impact the final determination regarding the amount of the valuation allowance. These risks include the failure to implement the business plan targets for increased revenues, cost reductions, the potential loss of key employees, ability to maintain projected interest rate margins, and the potential disruption of activities in key income-producing areas.

Financial Condition

Total assets at March 31, 2002 were $165.1 million, an increase of $5.4 million from $159.7 at December 31, 2001. The increase in total assets was primarily attributable to an increase in investment securities available for sale of $8.6 million, partially offset by a $4.5 million decrease in net loans.

With the liquidity created by the refinancing of fixed rate 1-4 family mortgages, and with short-term FHLB advances, United invested in adjustable rate GNMA and FNMA adjustable-rate mortgage-backed securities. United has chosen to sell 1-4 family fixed rate products in the secondary market and has therefore experienced declines in the amounts of those assets held. In order to replace the loss of mortgage loans outstanding, United purchased $10.2 million of adjustable-rate mortgage-backed securities at an average yield of 5.5% and projected average life of 3.5 years during the three months ended March 31, 2002. United has also committed to purchase an additional $7.7 million and $5.0 million in adjustable-rate mortgage-backed securities during April and May of 2002, respectively.

Net loans decreased $4.5 during the first quarter of 2002 compared to December 31, 2001. During the first quarter of 2002 a $3.1 million non-accrual, non-residential real estate loan was foreclosed. The loan was reclassified to other real estate owned and is currently being marketed for sale. Continued paydowns received on fixed rate 1-4 family loans accounted for an additional $2.5 million decrease, which was offset partially by a $1.1 million increase in consumer loans. Late in the first quarter of 2002, United received OTS approval to resume commercial lending activities in accordance with its business plan.

Total liabilities at March 31, 2002 were $152.8 million, an increase of $5.0 million from $147.8 million at December 31, 2001. The increase in total liabilities was due to increases in advances from the FHLB and federal funds purchased, which were partially offset by declines in interest-bearing deposits. Short-term borrowings increased $11.0 million since December 31, 2001 as United positioned its liability structure in an effort to improve the net interest margin in the current interest rate environment.

Certificates of deposit decreased by $5.6 million since December 31, 2001 which was primarily due to the low interest rate environment and the apparent shift of funds into MMDA and other accounts that provide higher liquidity.

Long-term borrowings increased slightly to $24.9 million at March 31, 2002 compared to $24.7 million at December 31, 2001. During the quarter approximately $1.5 million in 9.25% junior notes matured and were replaced with $1.0 million of 9% junior notes. A total of $775,000 was drawn on Fidelity's line of credit during the quarter to service existing debt and provide liquidity.

Stockholder's equity at March 31, 2002 was $12.2 million, an increase of $348,000 from $11.9 million at December 31, 2001. The increase was primarily attributable to net income of $86,000, the completion of Fidelity's notes and warrants offering in February 2002, which provided $250,000 and the issuance of stock of $162,000. These increases were offset by a $150,000 increase in unrealized losses on securities.

Non-Performing Assets

Non-performing assets decreased $1.1 million from December 31, 2001 to $2.7 million or 2.70% of total loans at March 31, 2002. The decrease is due to the charge down of a $3.1 million non-accrual, non-residential real estate loan to $1.9 million when foreclosed and placed in other real estate owned.


The following table provides information on Fidelity's non-performing assets as of March 31, 2002 and December 31, 2001:

                                                   March 31,  December 31,
                                                      2002       2001
--------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Non-accrual loans
   Consumer                                          $  103     $  116
   Commercial                                           287      3,291
   Real estate mortgage                                 284        130
                                                     ------     ------
     Total non-accrual loans                            674      3,537
Restructured
   Consumer                                             104        190
   Commercial                                            --         53
                                                     ------     ------
     Total restructured loans                           104        243
90 days or more past due and accruing
   Consumer                                              14         23
   Commercial                                            21         22
                                                     ------     ------
     Total 90 days or more past due and accruing         35         45

Other real estate owned                              $1,910         --
                                                     ------     ------
       Total non-performing assets                   $2,723     $3,825
                                                     ======     ======


  Ratio of non-performing assets to total loans        2.70%      3.59%


Classified Assets and Letters of Credit

                                          March 31,      December 31
                                            2002            2001
                                          ---------      -----------

Classified assets                          $6,166           $7,357
Classified letters of credit                                   350
                                           ------           ------
         Total classified assets           $6,166           $7,707
                                           ======           ======

Classified assets and letters of credit of Fidelity totaled $6.2 million at March 31, 2002 compared to $7.7 million at December 31, 2001, a decrease of 19.5%. Total classified assets were 45.7% and 53.3% of Fidelity's capital and reserves at March 31, 2002 and December 31, 2001, respectively, and 25.6% and 31.5% of United's core capital and reserves. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $10.3 million at March 31, 2002 for which management was closely monitoring the borrower's abilities to comply with payment terms.

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $29.9 million at March 31, 2002 and $30.5 million at December 31, 2001. Specific allocations for letters of credit totaled 1.4% of outstanding letters of credit at March 31, 2002 compared to 2.2% at December 31, 2001. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of March 31, 2002.

The following table sets forth an analysis of the allowance for loan losses for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                                   Three months
                                                      ended      Year ended
                                                     March 31,   December 31,
                                                       2002          2001
                                                     ---------   ------------
                                                     (dollars in thousands)
Allowance for loan losses  at beginning of period     $ 2,138      $ 1,921
Provision for losses                                                 1,349
Loans charged off                                      (1,322)      (1,401)
Recoveries on loans                                        55          269
                                                      -------      -------
Allowance for loan losses at end of period            $   871      $ 2,138
                                                      =======      =======

Capital Resources

United is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier I capital, and Tier I leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2002 and December 31, 2001, United is categorized as well capitalized and met all subject capital adequacy requirements.

Bank Capital Ratios

                                                                               Required for             To be well
                                                      Actual                 adequate capital           Capitalized
                                                      Amount     Ratio      Amount      Percent      Amount     Percent
As of March 31, 2002
Total risk-based capital (to risk-weighted assets)   $16,040      13.6%     $9,428         8.0%       $11,785     10.0%
Tier 1 capital (to risk-weighted assets)              12,020      10.2       4,714         4.0          7,071      6.0
Core capital (to adjusted total assets)               12,020       7.8       6,172         4.0          5,892      5.0
Core capital (to adjusted tangible assets)            12,020       7.8       3,086         2.0                N/A
Tangible capital (to adjusted total assets)           12,020       7.8       2,315         1.5                N/A

As of December 31, 2001
Total risk-based capital (to risk-weighted assets)   $17,085      14.4%     $9,497         8.0%       $11,871     10.0%
Tier 1 capital (to risk-weighted assets)              12,716      10.7       4,748         4.0          7,122      6.0
Core capital (to adjusted total assets)               12,716       8.5       5,998         4.0          7,497      5.0
Core capital (to adjusted tangible assets)            12,716       8.5       2,999         2.0                N/A
Tangible capital (to adjusted total assets)           12,716       8.5       2,249         1.5                N/A

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS order the terms of the Supervisory Agreement.

The Stock Purchase Agreement approved by Fidelity's shareholders in May 2000 indicates that, for three years following the approval of the stock purchase agreement, Pedcor is entitled to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. Fidelity obtained a $1.5 million line of credit in the first quarter of 2001 and can draw on this line until its expiration in September 2003. At March 31, 2002, $1.5 million was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock to Pedcor, additional debt or equity financing, or dividends from United (with OTS approval), to the holding company. Fidelity completed two successful stock offerings in 2001 and raised approximately $2.4 million and completed a third offering in 2002 raising an additional $1.2 million. Fidelity believes that the above actions will assist it in meeting its future liquidity needs.

Fidelity has one letter of credit outstanding that backs tax-exempt bond financing for a housing development. The bonds are periodically re-marketed to current or potential bondholders. In June 2002 approximately $1.7 million in bonds are due to be re-marketed. In the event that some of the bonds cannot successfully be re-marketed for their face amounts, Fidelity will be required to fund the difference. The amount of cash that would be required could be in excess of the amount Fidelity is anticipated to maintain. As such, alternative strategies for refinancing this debt such as utilizing the Federal Housing Administration 223(f) program are being sought. Fidelity has had prior success in refinancing Section 42 multifamily housing debt utilizing this program, however, there is no assurance that this effort will be successful.


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

The data for March 31, 2002 is not required to be filed with the OTS until 45 day after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for March 31, 2002, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2001.

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


ITEM 2      Changes in Securities and Use of Proceeds:
            ------------------------------------------
            Not applicable.


ITEM 3      Defaults Upon Senior Securities:
            --------------------------------
            Not applicable.


ITEM 4      Submission of Matters to a Vote of Security Holders:
            ----------------------------------------------------
            Submission of Matters to a Vote of Security Holders:
            On April 30, 2002 at 10:00 am at the Sheraton Keystone Crossing
            8787 Keystone Crossing, Indianapolis, Indiana, the Annual meeting of Shareholders was held in order to vote on two matters.

            Matter 1 was to elect eight directors to the Board of Directors to serve until their successors are duly elected and qualified.

            The vote tabulation for the election of William R. Baugh was 4,876,069 for and 951,003 shares against;
            Paul E. Becker was 4,881,736 for and 945,366 shares against;
            Bruce A. Cordingley was 5,529,043 for and 298,031 shares against; Jack Cunningham was 5,526,199 for and 300,873 shares against; Donald R. Neel was 4,881,554 for and 945,518 shares against;
            Gerald K. Pedigo was 5,530,691 for and 296,381 shares against; Barry A. Schnakenburg was 5,530,639 for and 296,433 shares against; Phillip J. Stoffregen was 5,529,041 for and 298,031 shares against

            The following directors term continued after the meeting; William Baugh, Paul E. Becker, Jack Cunningham, Bruce A. Cordingley, Gerald
            K. Pedigo, Donald R. Neel, Barry A. Schnakenburg and Phillip Stoffregen.

            Matter 2 was the ratification of the appointment of the auditor of Fidelity. The vote tabulation for BKD LLP was 5,533,162 for, 55,707 shares against, and 238,203 shares abstained.


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

                                       FIDELITY FEDERAL BANCORP



Date: MAY 15, 2002                     By: /s/ BRUCE A. CORDINGLEY
      ------------                         ------------------------------------
                                           Bruce A. Cordingley
                                           Executive Committee Chairman
                                           (Acting Principal Executive Officer)



                                       By: /s/ DONALD R. NEEL
                                           ------------------------------------
                                           Donald R. Neel,
                                           President, CFO and Treasurer
                                           (Principal Financial Officer)