Form 10-Q
period 2002-06-30
FIDELITY FEDERAL BANCORP
filed 2002-08-13
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 2002



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

As of July 8, 2002, there were 6,063,914 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                          Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheets.................................   3

   Condensed Consolidated Statements of Income...........................   4

   Condensed Consolidated Statements of Changes in Stockholders' Equity..   5

   Condensed Consolidated Statements of Cash Flows.......................   6

   Notes to Condensed Consolidated Financial Statements..................   7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition...............................................9-16

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.....  16

PART II - OTHER INFORMATION..............................................  18

SIGNATURES...............................................................  20

Item 1 - Financial Statements

                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                June 30,   December 31,
                                                                  2002         2001
                                                               ---------    ---------
                                                              (Unaudited)
Assets
Cash and due from banks                                        $   1,007    $   1,711
Interest-bearing demand deposits                                   5,688       14,605
                                                               ---------    ---------
   Cash and cash equivalents                                       6,695       16,316
Investment securities available for sale                          33,352       18,074
Loans, net of allowance for loan losses of $1,453 and $2,138     102,116      104,432
Premises and equipment                                             5,860        6,009
Federal Home Loan Bank of Indianapolis stock                       2,620        2,620
Deferred income tax receivable                                     7,367        7,214
Other real estate owned                                            1,910            0
Interest receivable and other assets                               5,052        4,994
                                                               ---------    ---------

   Total assets                                                $ 164,972    $ 159,659
                                                               =========    =========

Liabilities
Deposits
   Non-interest bearing                                        $   4,966    $   5,008
   Interest bearing                                              120,580      115,147
                                                               ---------    ---------
     Total deposits                                              125,546      120,155
Long-term debt                                                    24,852       24,650
Valuation allowance for letters of credit                            435          665
Other liabilities                                                  1,675        2,294
                                                               ---------    ---------
     Total liabilities                                           152,508      147,764
                                                               ---------    ---------

Commitments and Contingencies                                         --           --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--6,063,914 and 5,987,009 shares             6,064        5,987
Additional paid-in capital                                        14,781       14,692
Stock warrants                                                       261           11
Retained earnings                                                 (8,628)      (8,757)
Accumulated other comprehensive loss                                 (14)         (38)
                                                               ---------    ---------
Total stockholders' equity                                        12,464       11,895
                                                               ---------    ---------

Total liabilities and stockholders' equity                     $ 164,972    $ 159,659
                                                               =========    =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                      June 30,
                                                                   2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
Interest Income
   Loans receivable                                            $     1,963    $     2,471    $     4,137    $     4,897
   Investment securities--taxable                                      474            320            784            664
   Deposits with financial institutions                                 32            153             82            365
   Other dividend income                                                41             51             80            102
                                                               -----------    -----------    -----------    -----------
         Total interest income                                       2,510          2,995          5,083          6,028
                                                               -----------    -----------    -----------    -----------

Interest Expense
   Deposits                                                          1,140          1,794          2,273          3,569
   Short-term borrowings                                                 7             --             24             --
   Long-term debt                                                      483            503            935          1,010
                                                               -----------    -----------    -----------    -----------
         Total interest expense                                      1,630          2,297          3,232          4,579
                                                               -----------    -----------    -----------    -----------

Net Interest Income                                                    880            698          1,851          1,449
   Provision for loan losses                                            --             63             --            347
                                                               -----------    -----------    -----------    -----------

Net Interest Income After Provision for Loan Losses                    880            635          1,851          1,102
                                                               -----------    -----------    -----------    -----------

Other Income
   Service charges on deposit accounts                                 111             90            197            173
   Net gains on loan sales                                              35             91            370            154
   Net gains on investment sales                                        73             --             73             --
   Letter of credit fees                                               125            127            250            256
   Agent fee income                                                    172            362            427            595
   Servicing fees on loans sold                                         37             29             74             57
   Other income                                                        127            235            220            376
                                                               -----------    -----------    -----------    -----------
         Total non-interest income                                     680            934          1,611          1,611
                                                               -----------    -----------    -----------    -----------

Other Expenses
   Salaries and employee benefits                                      866            763          1,803          1,459
   Net occupancy expenses                                               89             93            185            184
   Equipment expenses                                                   83             68            170            128
   Data processing fees                                                 85             89            165            180
   Deposit insurance expense                                            14             61             29            122
   Legal and professional fees                                          64             29            127             84
   Advertising                                                          34             87             75             67
   Letter of credit valuation provision                                 --            (63)            --           (347)
   Loss on investments in partnerships                                  58             56             94            145
   Correspondent bank charges                                           32             41             65             79
   Other expense                                                       429            410            928            780
                                                               -----------    -----------    -----------    -----------
         Total non-interest expense                                  1,754          1,634          3,641          2,881
                                                               -----------    -----------    -----------    -----------

Loss Before Income Tax                                                (194)           (65)          (179)          (168)
   Income tax benefit                                                 (151)          (108)          (222)          (235)
                                                               -----------    -----------    -----------    -----------
Income (Loss) Before Extraordinary Item                                (43)            43             43             67
  Net gain on extraordinary item                                        87             --             87             --
                                                               -----------    -----------    -----------    -----------
Net Income                                                     $        44    $        43    $       130    $        67
                                                               ===========    ===========    ===========    ===========

Basic Earnings (Loss) per Share, Before Extraordinary Item
                                                               $     (0.01)   $      0.01    $      0.01    $      0.02
Gain on Extraordinary Item, Net of Tax                                0.01                          0.01
Basic Earnings per Share                                       $      0.01    $      0.01    $      0.02    $      0.02

Diluted Earnings (Loss) per Share, Before Extraordinary Item   $     (0.01)   $      0.01    $      0.01    $      0.02
Gain on Extraordinary Item, Net of Tax                                0.01                          0.01
Diluted Earnings per Share                                     $      0.01    $      0.01    $      0.02    $      0.02

Average Common and Common Equivalent shares outstanding          6,071,627      4,618,647      6,047,163      4,613,183

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                    Six Months Ended
                                                         June 30,
                                                           2002                 2001
                                                         -------              -------
Beginning Balance                                        $11,895              $ 8,775
   Comprehensive income
     Net income                                    130                  67
     Other comprehensive income - net of tax        24                 408
                                               -------             -------
   Comprehensive income                                      154                  475
   Issuance of stock                                         165                1,510
   Issuance of stock warrants                                250
                                                         -------              -------
Balances, June 30 (unaudited)                            $12,464              $10,760
                                                         =======              =======


See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 2002        2001
                                                               --------    --------
Operating Activities
   Net income                                                  $    130    $     67
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                       --         347
     Letter of credit valuation provision                            --        (347)
     Gain on extraordinary item, net of tax                         (87)         --
     Gain on sale of investment securities                          (73)         --
     Depreciation and amortization                                  253         199
     Valuation allowance--affordable housing investments             28          30
     Loans originated for sale                                   (7,739)    (11,680)
     Proceeds from sale of loans                                  7,748      11,695
     Changes in
       Interest payable and other liabilities                    (1,065)         12
       Interest receivable and other assets                        (360)        119
     Other                                                          (65)         --
                                                               --------    --------
     Net cash provided (used) by operating activities            (1,230)        442
                                                               --------    --------

Investing Activities
   Purchases of securities available for sale                   (22,902)         --
   Proceeds from sale of securities                               4,992          --
   Proceeds from maturities of securities available for sale      2,794       2,687
   Net change in loans                                              413      (5,451)
   Purchase of premises and equipment                               (52)       (221)
   Proceeds from sales of premises and equipment                     --         100
   Funding on outstanding letters of credit                        (230)     (2,808)
                                                               --------    --------
     Net cash used by investing activities                      (14,985)     (5,693)
                                                               --------    --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                      (1,878)      5,275
     Certificates of deposit                                      7,269         993
     Short-term borrowings                                           --          --
   Proceeds of long-term debt                                     6,778       3,874
   Repayment of long-term debt                                   (6,436)     (4,476)
   Cash received from stock subscriptions, net of expenses          446       1,510
   Issuance of stock                                                165          --
   Issuance of stock warrants                                       250          --
                                                               --------    --------
     Net cash provided by financing activities                    6,594       7,176
                                                               --------    --------
Net Change in Cash and Cash Equivalents                          (9,621)      1,925

Cash and Cash Equivalents, Beginning of Period                   16,316      16,644
                                                               --------    --------

Cash and Cash Equivalents, End of Period                       $  6,695    $ 18,569
                                                               ========    ========

Additional Cash Flows Information
   Interest paid                                               $  3,789    $  4,502
Supplemental schedule of non-cash inventory activity:
   Transfers from loans to Real Estate Owned                   $  1,910          --

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements.

Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

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

In December 2001, Fidelity filed a registration statement for a debt and equity rights offering with the Securities and Exchange Commission. Subscription rights were distributed to persons who owned common stock as of the close of business on December 19, 2001 to purchase $1.5 million of 9.00% unsecured junior subordinated notes due February 28, 2009 and 500,000 warrants representing the right to purchase shares of common stock at $3.00 per share, less the purchase price of $0.50 per warrant. The offering was completed on February 28, 2002. Fidelity issued approximately $1.0 million in 9% notes and all of the 500,000 warrants, raising an additional $250,000.

In July 2002, Fidelity filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 750,000 shares were registered in this filing. For every 8.1 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $2.00. The rights offering expires on September 13, 2002.

o        Cash Dividend

Fidelity's dividend policy is to pay cash or distribute stock dividends when its Board of Directors deems it to be appropriate, taking into account Fidelity's financial condition and results of operations, economic and market conditions, industry standards, and other factors, including regulatory capital requirements of its savings bank subsidiary. Fidelity is not subject to any regulatory restrictions on payments to its stockholders. United has entered into a Supervisory Agreement ("Agreement") with the Office of Thrift Supervision ("OTS"). One of the provisions of the Agreement requires prior approval from OTS for payments of dividends from United to Fidelity. Fidelity is uncertain when it will pay dividends in the future and the amount of such dividends, if any.

o        Other Restrictions

The Supervisory Agreement with the OTS is in effect until terminated, modified or suspended by the OTS. The agreement was entered into in February 1999. The agreement as written has been modified by mutual agreement to eliminate certain restrictions. Under the terms of the Agreement, United developed and submitted to the OTS for approval a strategic plan which included, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning.

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

At June 30, 2002, United is also prohibited from taking certain actions without prior approval, including but not limited to: engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; real estate development without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; and engaging in any new activities not included in the strategic plan.

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

Management of United has taken, or has refrained from taking, as applicable, the actions requested by the OTS. United believes it is in compliance with the provisions of the Agreement at June 30, 2002.

o        Related Party Transaction

During the first quarter of 2002, Fidelity sold two notes held in conjunction with advances made by Fidelity to certain multifamily housing partnerships to a related party. The advances were made to facilitate refinancing activities and resulted in loans subordinated to the first mortgage loans. The advances had been previously charged off and had no value on Fidelity's books. The gain on the note sale totaled $223,000. Fidelity also sold a position in an interest rate swap for a $72,000 gain. The instruments were acquired by Pedcor Funding Corporation and the purchase price consisted of a 20% down payment with the remainder financed by a 10 year note totaling $235,000 at a rate of 5.25% for five years, and 6.50% for the last five years with principal paid annually and interest paid quarterly.

o        Subsequent Events

On July 10, 2002, Fidelity signed a non-binding letter of intent to sell its wholly-owned affordable housing subsidiary and related affordable housing assets to Pedcor Funding Corporation. The proposed purchaser, is a company controlled by three directors of Fidelity and are members of a group that beneficially owns approximately 60.7% of Fidelity's issued and outstanding stock.

The proposed transaction would be subject to the approval and execution of a definitive agreement by the independent members of the Board of Fidelity and United, and the Board of Pedcor Funding; receipt of all required regulatory approvals; and receipt of a fairness opinion by Fidelity that the transaction is fair, from a financial point of view, to Fidelity and United.

The proposed transaction, if completed, is expected to have a sale price of approximately $2.0 million in cash and notes. It is expected to result in a consolidated after-tax loss under generally accepted accounting principles of approximately $150,000 to $300,000, which would consist of a gain from the sale of the affordable housing assets held by United's subsidiary, Village Housing Corporation, offset by the loss resulting from the sale of an income tax receivable. Fidelity also would write-off intangible assets related to the affordable housing line of business, resulting in an additional consolidated after-tax loss under generally accepted accounting principles of approximately $500,000 to $700,000. The intangible assets were recorded as a result of a five-year guarantee to United from Pedcor Holdings, LLC (Holdings) during 2000 in an aggregate amount up to $1.5 million against any negative cash flow from operations of certain specified affordable housing properties in United's portfolio, and an agreement to provide certain management services for the specified properties for ten years at no fee to United or Fidelity. As of June 30, 2002, Holdings has performed according to the guarantee and therefore, no impairment of the intangible assets is apparent. However, should the transaction be completed, the cash flow guarantee and the agreement to provide management services would no longer apply to United or Fidelity and the intangible assets would no longer be of value to United or Fidelity. Due to the uncertainty surrounding the potential sale the consolidated condensed financial statements do not reflect any potential adjustments or accruals with respect to the transaction.

On July 15, 2002, Fidelity prepaid approximately $4.2 million in fixed rate Federal Home Loan Bank advances at an average rate of 7.14%. The prepayment fee associated with these advances totaled approximately $340,000, however by utilizing excess liquidity and new advances, Fidelity believes it will generate a benefit well in excess of the prepayment fee. Approximately $2.2 million of the advances were scheduled to mature late in 2002, with the remaining $2.0 million maturing in 2010. The consolidated condensed financial statements at and as of June 30, 2002 do not reflect the prepayment fee and this amount will be reflected in the third quarter as a charge.
o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three-month periods ended June 30, 2002 and 2001 and for the six-month period ended June 30, 2001 have been made to conform to the presentation of the six-month period ended June 30, 2002. These reclassifications had no effect on net income.


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

o        Results of Operations

Net income for the three months ended June 30, 2002 was $44,000, compared to $43,000 for the same period last year. Net income for the six months ended June 30, 2002 was $130,000, compared to $67,000 for the six months ended June 30, 2001. Book value per share increased to $2.06 from $1.99 at December 31, 2001, while shareholders' equity increased 5.0% to $12.5 million from $11.9 million. This was due primarily to the stock offering completed in the first quarter of 2002 and a decrease in the unrealized loss on securities.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first six months of 2002 and 2001:

                                                                        Six Months Ended
                                                                            June 30,
                                                                     (dollars in thousands)
                                                                   ---------------------------
                                                                       2002            2001
                                                                   -----------     -----------
Interest-earning assets                                            $   142,546     $   147,856
Interest-bearing liabilities                                       $   143,339     $   151,506
                                                                   -----------     -----------
   Net interest-earning assets or (interest-bearing liabilities)          (793)         (3,650)
                                                                   ===========     ===========

Average yield on:
   Interest-earning assets                                                6.97%           8.22%
   Interest-bearing liabilities                                           4.55            6.09
                                                                   -----------     -----------
         Net interest spread                                              2.42%           2.13%

         Net interest margin                                              2.40%           1.97%

Net interest income for the first six months of 2002 was $1,851,000 and was $402,000 or 27.7% more than $1,449,000 during the first six months of 2001. Exclusive of the $156,000 of interest collected during the first six months of 2002, as discussed below, net interest income increased $246,000 over 2001 due to the change in rates and the change in the balance sheet mix as United reduced its liquid assets compared to last year and invested them into higher earning assets. The $1,347,000 decrease in interest expense is a combination of a decrease of $270,000 from a lower average balance of outstanding interest-bearing liabilities plus $1,077,000 because of decreased rates on average interest-bearing liabilities. The decrease of $1,101,000 in interest income, is a combination of a decrease of $243,000 because of the decrease in the volume mix of average outstanding interest-bearing assets plus $858,000 because of decreased rates on average interest-earning assets. The yield on interest-earning assets in the above table does not include the collection of $156,000 in interest on previously charged off loans. A company subsidiary owns general partnership interests in multi-family housing. Cash flows of certain partnerships have increased to allow repayment first of interest, and then of principal on previously advanced loans to the partnerships.

The following table sets forth the details of the rate and volume change for the first six months of 2002 compared to the same period in 2001, excluding the $156,000 of interest collected on previously charged-off loans.

                                            Six Months Ended June 30,
                                                 2002 vs 2001
                                              Increase (Decrease)
                                               Due to change in
                                         -----------------------------
                                         Volume      Rate       Total
                                         -------    -------    -------
Interest Income:
  Loans and mortgage-backed securities   $  (130)   $  (667)   $  (797)
  Other interest-earning assets             (113)      (191)      (304)
                                         -------    -------    -------
    Total interest-earning assets           (243)      (858)    (1,101)

Interest Expense:
  Deposits                                  (417)      (879)    (1,296)
  FHLB advances and other borrowings         147       (198)       (51)
                                         -------    -------    -------
  Total interest-bearing liabilities        (270)    (1,077)    (1,347)
                                         -------    -------    -------
  Change in net interest income          $    27    $   219    $   246
                                         =======    =======    =======

Net interest income for the three months ended June 30, 2002 was $880,000 compared to $698,000 for the three months ended June 30, 2001. As discussed above this is primarily due to the decrease in rates compared to last year.

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the six months ended June 30, 2002 was $0 compared to $347,000 for the six months ended June 30, 2001. During the six months ended June 30, 2001, Fidelity increased its allowance for loan losses and reduced its letters of credit valuation reserve by $347,000 due to refinancing activities related to letters of credit outstanding completed during the first half of 2001. During the first half of 2001, seven multi-family partnerships in which Fidelity or United had outstanding classified or impaired letters of credit, obtained non-recourse financing outside of Fidelity. Two such partnerships obtained alternate financing during the first half of 2002. Fidelity provided $230,000 and $2.8 million during the first half of 2002 and 2001, respectively, in previously reserved funds in order to complete the refinancing transactions.

The provision for loan losses decreased $63,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease is associated with the refinancing activities as discussed above.

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

Non-interest income

Non-interest income for the quarter ended June 30, 2002, was $680,000 compared to $934,000 for the same period in 2001.

Non-interest income for the six months ended June 30, 2002 and 2001, was $1,611,000 for both periods. During 2002 a gain was realized on the sale of two notes totaling $223,000 and a $72,000 gain on sale of a position in an interest rate swap. Agent fees decreased $168,000 from the first half of 2001 primarily due to the decrease in the volume of loans originated on behalf of another organization in exchange for a fee. Gains on sales of loans increased $216,000 compared to the six months ended June 30, 2001. Excluding the $295,000 gain on the sale of the two notes and rate swap previously mentioned, the gain on the sale of fixed rate 1-4 family loans decreased by $79,000 when compared to last year. The volume of refinancing activity and new loans sold was lower in the first six months of 2002 when compared to the same period last year. During the second quarter of 2002, a $73,000 gain was recognized on the sale of an investment security. Servicing fees on loans sold increased $17,000 over last year due to the continuing growth of the loan-servicing portfolio. Deposit service charges increased $24,000 over last year due to an increase in the volume of NSF and daily overdrawn charges compared to last year. Other income decreased $156,000 to $220,000 for the six months ended June 30, 2002, primarily due to a $134,000 in gain on sale of land recognized during 2001.

Non-interest expense

Non-interest expense was $1,754,000 for the quarter ended June 30, 2002 compared to $1,634,000 for the same period in 2001.

Total non-interest expense increased by $760,000 over the first six months of 2001. The increase was caused by a letter of credit valuation provision credit of $347,000 during the first half of 2001 which offset total expense in 2001. There was no such credit in 2002. Salaries and employee benefits increased $344,000 due to growth in United's consumer lending activity, the opening of a new branch late in the first quarter of 2001, and the addition of commercial lending staff due to the resumption of commercial lending. Offsetting some of these increases was a $51,000 decrease on loss on investments in partnerships due to the improved performance as a result of the completed refinancing activities completed thus far. Federal deposit insurance expense decreased $93,000 in the first six months of 2002 compared to 2001. This decrease was associated with a reduction in United's FDIC risk assessment rate in 2002. Equipment expense increased $42,000 over the prior year due to an increase in maintenance expense and depreciation associated with the opening of a new branch office. Legal and professional fees increased $43,000 over last year due to expenses related to workout activities with respect to various classified assets. Other expense increased by $148,000 from last year and is due primarily to expenses for other real estate of $34,000 in connection with the foreclosure of a $3.1 million non-accrual, commercial real estate loan in the first quarter of 2002. In addition, due to increases in loan volumes, consumer loan origination expenses increased by $16,000, the loss on sale of repossessed assets increased $15,000, and supplies expense increased by $20,000 over the prior year.

Extraordinary Gain

During the second quarter of 2002, Fidelity liquidated a $500,000 senior note for $360,000 and recorded a gain of $140,000. Tax of $53,000 was recorded and the net gain of $87,000 is reflected as an extraordinary gain.

Income tax benefit

The income tax benefit was $222,000 for the six months ending June 30, 2002 compared to $235,000 in the same period last year. Included in this tax benefit are tax credits of $160,000. These credits are received from Fidelity's investment in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at June 30, 2002 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that it was more likely than not that all carryforwards would be utilized within the carryforward periods (federal and state) and therefore no valuation allowance was recorded. The analyses assume that Fidelity will execute approximately 75% of the initiatives included within its current business plan and then achieve 5 to 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group.

Fidelity, at December 31, 2001 and June 30, 2002, has not established a valuation allowance to reflect the possibility that all of these assets will not be utilized. Utilization of these deferred tax assets is based significantly upon the future profitability of Fidelity. Although Fidelity has prepared a model that indicates the deferred tax assets will be fully utilized, profitability for the six-months ended June 30, 2002, is less than that projected by the model prepared at December 31, 2001 supporting these assets. To the extent profitability does not improve and total deferred taxes do not otherwise decline, a valuation allowance would be required to be established in order for the financial statements to be in conformity with accounting principles generally accepted in the United States of America. Fidelity has set forth reasonable plans indicating that future period profitability will increase and be more in line with the original projections, the ultimate outcome of this uncertainty on net income or earnings per share, if any, is unknown.

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

Financial Condition

Total assets at June 30, 2002 were $165.0 million, an increase of $5.3 million from $159.7 at December 31, 2001. The increase in total assets was primarily attributable to an increase in investment securities available for sale of $15.3 million, partially offset by a $8.9 million decrease in interest bearing demand deposits.

Utilizing excess liquidity attributable to the 1-4 family refinancing activities over the past year and the increase in certificate of deposits, United invested in GNMA and FNMA adjustable-rate mortgage-backed securities. United has chosen to sell 1-4 family fixed rate products in the secondary market and has therefore experienced declines in the amounts of those assets held. In order to replace the loss of mortgage loans outstanding, United purchased $10.2 million of adjustable-rate mortgage-backed securities at an average yield of 5.5% and projected average life of 3.5 years during the first quarter of 2002. United also purchased an additional $7.7 million and $5.0 million in adjustable-rate mortgage-backed securities during April and May of 2002, respectively. These securities have an average yield of 5.0% and projected average life of less than four years.

Net loans decreased $2.3 million during the first six months of 2002 compared to December 31, 2001. During the first quarter of 2002 a $3.1 million non-accrual, non-residential real estate loan was foreclosed. The loan was reclassified to other real estate owned and is currently being marketed for sale. Continued paydowns received on fixed rate 1-4 family loans accounted for an additional $4.8 million decrease, which was offset partially by a $1.3 million increase in consumer loans. Included in net loans is a note receivable for $235,000 that Fidelity received as part of a related party transaction that is discussed in the related party footnote. Late in the first quarter of 2002, United received OTS approval to resume commercial lending activities in accordance with its business plan.

Total liabilities at June 30, 2002 were $152.5 million, an increase of $4.7 million from $147.8 million at December 31, 2001. The increase in total liabilities was due to an increase in interest-bearing deposits. United's interest-bearing checking accounts increased $2.1 million since December 31, 2001, while its money market accounts decreased $4.3 million. Certificates of deposit increased by $7.3 million since December 31, 2001. During the first six months of 2002, United increased its public CD's acquired from governmental units by $12.8 million to offset scheduled maturities of shorter-term promotional CD's associated with the opening of its new branch last year. Due to the low interest rate environment, a portion of maturing certificates of deposit are shifting funds into interest-bearing checking accounts and other accounts that provide higher liquidity.

Long-term borrowings increased slightly to $24.9 million at June 30, 2002 compared to $24.7 million at December 31, 2001. During the six months approximately $1.5 million in 9.25% junior notes matured and were replaced with $1.0 million of 9% junior notes. A total of $775,000 was drawn on Fidelity's line of credit during the first quarter to service existing debt and provide liquidity, however $400,000 was repaid during the second quarter of 2002. FHLB advances increased by $824,000 but was offset by a decrease in junior and senior subordinated debt of $993,000. As previously mentioned junior notes decreased by $0.5 million and $0.5 million in senior notes were retired early for a $87,000 gain, net of tax.

Stockholder's equity at June 30, 2002 was $12.5 million, an increase of $.6 million from $11.9 million at December 31, 2001. The increase was primarily attributable to net income of $130,000, the completion of Fidelity's notes and warrants offering in February 2002, which provided $250,000 and the issuance of stock of $165,000. In addition the net unrealized loss on securities decreased $24,000 from December 31, 2001.

Non-Performing Assets

Non-performing assets decreased $1.1 million from December 31, 2001 to $2.7 million or 1.7% of total assets at June 30, 2002. The decrease is due to the charge down of a $3.1 million non-accrual, non-residential real estate loan to $1.9 million when foreclosed and placed in other real estate owned.

The following table provides information on Fidelity's non-performing assets as of June 30, 2002 and December 31, 2001:

                                                          June 30,  December 31,
                                                            2002        2001
  ------------------------------------------------------------------------------

                                         (Dollars in Thousands)
  Non-accrual loans
     Consumer                                              $   92      $  116
     Commercial                                               286       3,291
     Real estate mortgage                                     124         130
     Multifamily                                              155           -
                                                            -----      ------
       Total non-accrual loans                                657       3,537
  Restructured
     Consumer                                                  91         190
     Commercial                                                 -          53
                                                           ------      ------
       Total restructured loans                                91         243
  90 days or more past due and accruing
     Consumer                                                   -          23
     Commercial                                                18          22
                                                            -----      ------
       Total 90 days or more past due and accruing             18          45

  Repossessed assets                                           66           -
  Other real estate owned                                   1,910           -
                                                            -----      ------
         Total other non-performing assets                  1,976           -
                                                            -----      ------

           Total non-performing assets                     $2,742      $3,825
                                                           ======      ======


  Ratio of non-performing assets to total assets            1.66%        2.40%


Other Real Estate Owned

Other real estate owned totaled $1.9 million, which is primarily due to one non-residential loan totaling $3.1 million that was subsequently charged down to $1.9 million, as discussed above, and foreclosed during the first quarter of 2002.

United has employed the services of an independent hotel management company while United aggressively seeks disposition of the property. Occupancy rate has improved from approximately 40% when United took possession of the property and is currently averaging approximately 60%. The property has generated a positive cash flow from operations for the year-to-date.

Classified Assets and Letters of Credit

                                  June 30,  December 31,
                                    2002        2001
                                  --------  ------------

Classified assets                  $6,447      $7,357
Classified letters of credit           --         350
                                   ------      ------
         Total classified assets   $6,447      $7,707
                                   ======      ======

Classified assets and letters of credit of Fidelity totaled $6.4 million at June 30, 2002 compared to $7.7 million at December 31, 2001, a decrease of 16.9%. Total classified assets were 44.9% and 53.3% of Fidelity's capital and reserves at June 30, 2002 and December 31, 2001, respectively, and 27.8% and 31.5% of United's core capital and reserves. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $9.5 million at June 30, 2002 for which management was closely monitoring the borrower's abilities to comply with payment terms.

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $29.8 million at June 30, 2002 and $30.5 million at December 31, 2001. Specific allocations for letters of credit totaled 1.5% of outstanding letters of credit at June 30, 2002 compared to 2.2% at December 31, 2001. Lower interest rates have reduced debt service requirements and overall credit risk on the letters of credit. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of June 30, 2002.

The following table sets forth an analysis of the allowance for loan losses for the six months ended June 30, 2002 and the year ended December 31, 2001:

                                                      Six months
                                                        ended     Year ended
                                                       June 30,   December 31,
                                                         2002        2001
                                                     -----------  ------------
                                                     ( dollars in thousands)

Allowance for loan losses  at beginning of period      $ 2,138       $ 1,921
Provision for losses                                        --         1,349
Loans charged off                                       (1,588)       (1,401)
Recoveries on loans                                        903           269
                                                       -------       -------
Allowance for loan losses at end of period             $ 1,453       $ 2,138
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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2002 and December 31, 2001, United is categorized as well capitalized and met all subject capital adequacy requirements.

United's Capital Ratios
                                                                               Required for             To be well
                                                      Actual                 adequate capital           Capitalized
                                                      Amount     Ratio      Amount      Percent      Amount     Percent
As of June 30, 2002
Total risk-based capital (to risk-weighted assets)   $15,265      12.7%     $9,618         8.0%       $12,022     10.0%
Tier 1 capital (to risk-weighted assets)              11,982      10.0       4,809         4.0          7,213      6.0
Core capital (to adjusted total assets)               11,982       7.8       6,162         4.0          6,011      5.0
Core capital (to adjusted tangible assets)            11,982       7.8       3,081         2.0                N/A
Tangible capital (to adjusted total assets)           11,982       7.8       2,311         1.5                N/A

As of December 31, 2001
Total risk-based capital (to risk-weighted assets)   $17,085      14.4%     $9,497         8.0%       $11,871     10.0%
Tier 1 capital (to risk-weighted assets)              12,716      10.7       4,748         4.0          7,122      6.0
Core capital (to adjusted total assets)               12,716       8.5       5,998         4.0          7,497      5.0
Core capital (to adjusted tangible assets)            12,716       8.5       2,999         2.0                N/A
Tangible capital (to adjusted total assets)           12,716       8.5       2,249         1.5                N/A

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS order the terms of the Supervisory Agreement.

The Stock Purchase Agreement approved by Fidelity's shareholders in May 2000 indicates that, for three years following the approval of the stock purchase agreement, Pedcor is entitled to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. Fidelity obtained a $1.5 million line of credit in the first quarter of 2001 and can draw on this line until its expiration in September 2003. At June 30, 2002, $1.1 million was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock to Pedcor, additional debt or equity financing, or dividends from United (with OTS approval), to the holding company. Fidelity completed two successful stock offerings in 2001 and raised approximately $2.4 million and completed a third offering in 2002 raising an additional $1.2 million. Fidelity believes that the above actions will assist it in meeting its future liquidity needs.

During the second quarter of 2002, United received approval from the OTS permitting repayment of $1,375,000 of the $2,875,000 subordinated debt owed to Fidelity. The repayment may be undertaken incrementally through December 10, 2002. The proceeds of the debt are to reduce, by an equal amount, Fidelity's outstanding debt. During the second quarter United repaid $760,000 in debt owed to Fidelity and Fidelity retired $900,000 in debt. The $140,000 difference resulted in the extraordinary gain on the extinguishment of debt.

Fidelity has one letter of credit outstanding that backs tax-exempt bond financing for a housing development. The bonds are periodically re-marketed to current or potential bondholders. In June 2002 approximately $1.7 million in bonds were re-marketed successfully and will be re-marketed again in November 2002. In the event that some of the bonds cannot successfully be re-marketed for their face amounts, Fidelity will be required to fund the difference. The amount of cash that would be required could be in excess of the amount Fidelity is anticipated to maintain. As such, alternative strategies for refinancing this debt such as utilizing the Federal Housing Administration 223(f) program are being sought. Fidelity has had prior success in refinancing Section 42 multifamily housing debt utilizing this program, however, there is no assurance that this effort will be successful. The completion of the subsequent event transaction would also negate need to refinance.


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

The data for June 30, 2002 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for June 30, 2002, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2001.

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


ITEM 5    Other Information:
          ------------------

          On July 17, 2002, the Board of Directors appointed Donald R. Neel, Fidelity's President, to the additional post of Chief Executive Officer of Fidelity. This position was previously held by Fidelity's Executive Committee. Mr. Neel will continue to serve as a Director of Fidelity. The Board also appointed Mark A. Isaac, Vice President of Fidelity, to the additional post of Chief Financial Officer.

ITEM 6    Exhibits and Reports on Form 8-K:
          ---------------------------------

Exhibit Number  Description

a. 3(i) (a)     Articles of Incorporation of Fidelity, filed as exhibit 3(a) to
                Fidelity's 1995 Annual Report on Form 10-K, are incorporated herein by reference

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

b. A form 8-K was filed on July 15, 2002.

          Fidelity announced it has entered into a non-binding letter of intent to sell all of the stock of its wholly-owned subsidiary, Village Housing Corporation, and the assets related to its affordable housing line of business to Pedcor Funding Corporation

          Pedcor Funding, is a company controlled by Bruce A. Cordingley, Gerald
          K. Pedigo, and Phillip J. Stoffregen, directors of Fidelity Federal and members of a group which beneficially owns, including stock options and warrants, approximately 60.7% of Fidelity's issued and outstanding stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIDELITY FEDERAL BANCORP

Date:      JULY 29, 2002         By: /s/  DONALD R. NEEL
------------------------             ----------------------------------------
                                     Donald R. Neel
                                     President and CEO



                                 By: /s/  MARK A. ISAAC
                                     ----------------------------------------
                                     Mark A. Isaac
                                     Vice President and CFO
                                     (Principal Financial Officer)