Form 10-Q
period 2002-09-30
FIDELITY FEDERAL BANCORP
filed 2002-11-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2002


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

As of November 6, 2002, there were 6,607,422 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheets.................................     3

   Condensed Consolidated Statements of Income...........................     4

   Condensed Consolidated Statements of Changes in Stockholders' Equity..     5

   Condensed Consolidated Statements of Cash Flows.......................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................... 11-18

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.....    18

  ITEM 4--Controls and Procedures........................................    18

PART II - OTHER INFORMATION..............................................    19

SIGNATURES...............................................................    20

CERTIFICATIONS........................................................... 21-22

Item 1 - Financial Statements

                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                             September 30,   December 31,
                                                                 2002           2001
                                                               ---------      ---------
                                                              (Unaudited)
Assets
Cash and due from banks                                        $   1,274      $   1,711
Interest-bearing demand deposits                                   9,753         14,605
                                                               ---------      ---------
   Cash and cash equivalents                                      11,027         16,316
Investment securities available for sale                          39,354         18,074
Notes receivable                                                     235
Loans, net of allowance for loan losses of $974 and $2,138        70,561        104,432
Premises and equipment                                             5,802          6,009
Federal Home Loan Bank of Indianapolis stock                       2,674          2,620
Deferred income tax receivable                                     7,008          7,214
Other real estate owned                                            1,810
Interest receivable and other assets                               5,947          4,994
                                                               ---------      ---------

   Total assets                                                $ 144,418      $ 159,659
                                                               =========      =========

Liabilities
Deposits
   Non-interest bearing                                        $   4,885      $   5,008
   Interest bearing                                              112,909        115,147
                                                               ---------      ---------
     Total deposits                                              117,794        120,155
Long-term debt                                                    10,856         24,650
Valuation allowance for letters of credit                            440            665
Other liabilities                                                  4,220          2,294
                                                               ---------      ---------
     Total liabilities                                           133,310        147,764
                                                               ---------      ---------

Commitments and Contingencies                                         --             --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--6,607,423 and 5,987,009 shares             6,622          5,987
Additional paid-in capital                                        15,252         14,692
Stock warrants                                                       261             11
Retained earnings                                                (11,176)        (8,757)
Accumulated other comprehensive income (loss)                        149            (38)
                                                               ---------      ---------
Total stockholders' equity                                        11,108         11,895
                                                               ---------      ---------

Total liabilities and stockholders' equity                     $ 144,418      $ 159,659
                                                               =========      =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                     Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                     2002           2001           2002          2001
                                                                ---------------------------------------------------------
Interest Income
   Loans receivable                                              $     1,896    $     2,347    $     6,033    $     7,244
   Investment securities--taxable                                        463            290          1,248            954
   Deposits with financial institutions                                   25             93            107            458
   Other dividend income                                                  42             49            121            151
                                                                 -----------    -----------    -----------    -----------
         Total interest income                                         2,426          2,779          7,509          8,807
                                                                 -----------    -----------    -----------    -----------

Interest Expense
   Deposits                                                            1,127          1,589          3,400          5,158
   Short-term borrowings                                                   4             --             25              2
   Long-term debt                                                        378            517          1,316          1,525
                                                                 -----------    -----------    -----------    -----------
         Total interest expense                                        1,509          2,106          4,741          6,685
                                                                 -----------    -----------    -----------    -----------

Net Interest Income                                                      917            673          2,768          2,122
   Provision for loan losses                                            (400)           800           (400)         1,147
                                                                 -----------    -----------    -----------    -----------

Net Interest Income After Provision for Loan Losses                    1,317           (127)         3,168            975
                                                                 -----------    -----------    -----------    -----------

Other Income
   Service charges on deposit accounts                                   121             95            319            268
   Net gains on loan sales                                                79            101            155            255
   Net gains on investment sales                                          --             --             73             --
   Letter of credit fees                                                 124            125            374            381
   Agent fee income                                                      151            464            578          1,059
   Gain on disposition of rate swap                                       --             --             72             --
   Servicing fees on loans sold                                           36             33            110             90
   Other income                                                           91             96            532            472
                                                                 -----------    -----------    -----------    -----------
         Total non-interest income                                       602            914          2,213          2,525
                                                                 -----------    -----------    -----------    -----------

Other Expenses
   Salaries and employee benefits                                        978            904          2,781          2,363
   Net occupancy expenses                                                 93            101            278            286
   Equipment expenses                                                     85             71            255            199
   Data processing fees                                                   83             92            247            271
   Deposit insurance expense                                              13             63             43            185
   Legal and professional fees                                           121             53            248            137
   Advertising                                                            33             50            108            103
   Letter of credit valuation provision                                   --           (825)            --         (1,172)
   Loss on investments in partnerships                                    40             80            134            225
   Amortization of intangible assets                                      --             52             53            157
   Correspondent bank charges                                             31             39             97            118
   Loss on impairment of assets held for sale and changes in
     estimated useful lives of intangible assets                       1,184                         1,184
   Other expense                                                       1,474            426          2,347          1,114
                                                                 -----------    -----------    -----------    -----------
         Total non-interest expense                                    4,135          1,106          7,775          3,986
                                                                 -----------    -----------    -----------    -----------

Loss Before Income Tax                                                (2,216)          (319)        (2,394)          (486)
   Income tax expense (benefit)                                          333           (203)           112           (437)
                                                                 -----------    -----------    -----------    -----------
Loss Before Extraordinary Item                                        (2,549)          (116)        (2,506)           (49)
   Net gain on extraordinary item                                         --            196             87            196
                                                                 -----------    -----------    -----------    -----------
Net Income (Loss)                                                $    (2,549)   $        80         (2,419)   $       147
                                                                 ===========    ===========    ===========    ===========

Basic Earnings (Loss) per Share                                  $     (0.41)   $      0.01    $     (0.40)   $      0.03

Diluted Earnings (Loss) per Share                                $     (0.41)   $      0.01    $     (0.40)   $      0.03

Average Common and Common Equivalent shares outstanding            6,167,681      5,607,658      6,087,925      4,948,317

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                      ---------------------------------------------------
                                                                     2002                        2001
                                                                  ----------                  ----------
Beginning Balance                                                  $11,895                      $8,775
   Comprehensive income (loss)
     Net income                                       (2,419)                          147
     Other comprehensive income - net of tax             188                           513
                                                      ------                        ------
   Comprehensive income (loss)                                      (2,231)                        660
   Issuance of stock                                                 1,194                       1,510
   Issuance of stock warrants                                          250
                                                                  --------                    --------
Balances, September 30 (unaudited)                                 $11,108                     $10,945
                                                                  ========                    ========


See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                     2002          2001
                                                                   --------      --------
Operating Activities
   Net income                                                      $ (2,419)     $    147
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                         (400)        1,147
     Letter of credit valuation provision                                          (1,172)
     Gain on extraordinary item, net of tax                             (87)         (196)
     Gain on sale of land                                                            (134)
     Gain on sale of investment securities                              (73)
     Loss on impairment of assets held for sale and changes in
       estimated useful lives of intangible assets                    1,184
     Depreciation and amortization                                      360           303
     Valuation allowance--affordable housing investments                 40            44
     Loans originated for sale                                      (11,975)      (19,115)
     Proceeds from sale of loans                                     12,019        19,148
     Changes in
       Interest payable and other liabilities                         1,926           624
       Interest receivable and other assets                          (2,007)          275
     Other                                                             (226)           --
                                                                   --------      --------
     Net cash provided (used) by operating activities                (1,658)        1,071
                                                                   --------      --------

Investing Activities
   Purchases of securities available for sale                       (33,803)           --
   Proceeds from maturities of securities available for sale         13,107         4,023
   Notes receivable                                                    (235)           --
   Net change in loans                                               32,342        (1,336)
   Purchase of premises and equipment                                  (192)         (378)
   Proceeds from sales of premises and equipment                                      100
   Purchasers of Federal Home Loan Bank stock                           (54)           --
   Funding on outstanding letters of credit                            (225)       (3,043)
                                                                   --------      --------
     Net cash provided (used) by investing activities                10,940          (634)
                                                                   --------      --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                          (2,939)        5,802
     Certificates of deposit                                            578        (9,174)
     Short-term borrowings                                               --         4,500
   Proceeds of long-term debt                                        10,778         7,470
   Repayment of long-term debt                                      (24,432)       (5,389)
   Issuance of stock                                                  1,194         1,510
   Issuance of stock warrants                                           250            --
                                                                   --------      --------
     Net cash provided (used) by financing activities               (14,571)        4,719
                                                                   --------      --------
Net Change in Cash and Cash Equivalents                              (5,289)        5,156

Cash and Cash Equivalents, Beginning of Period                       16,316        16,644
                                                                   --------      --------

Cash and Cash Equivalents, End of Period                           $ 11,027      $ 21,800
                                                                   ========      ========

Additional Cash Flows Information
   Interest paid                                                   $  4,711      $  5,367
Supplemental schedule of non-cash inventory activity:
   Transfer from loans to Real Estate Owned                        $  1,910

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements.

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

o        Stockholders' Equity

In July 2002, Fidelity filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 750,000 shares were registered in this filing. For every 8.1 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $2.00. The rights offering was completed in September 2002. Fidelity raised $770,000, net of costs associated with the offering. The shares purchased by shareholders with these funds were issued in September 2002.

During the third quarter, Pedcor Investments, LLC ("Investments") exercised a portion of their option that was granted under the stock purchase agreement in May 2000 and purchased $259,000 in common stock resulting in 137,765 shares being issued. Investments and its affiliates have a remaining option to purchase up to $4.5 million of Fidelity common stock at the current fair market value, which expires in May 2003.

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

At September 30, 2002, United is also prohibited from taking certain actions without prior approval, including but not limited to: engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; real estate development without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; and engaging in any new activities not included in the strategic plan.

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

Management of United has taken, or has refrained from taking, as applicable, the actions requested by the OTS. United believes it is in compliance with the provisions of the Agreement at September 30, 2002.

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

On September 30, 2002, Fidelity signed a definitive agreement to sell its wholly owned affordable housing subsidiary, Village Affordable Housing Corporation and United's wholly owned affordable housing subsidiary, Village Housing Corporation and certain other related affordable housing assets to Pedcor Funding Corporation ("Funding"). Funding is a company controlled by three directors of Fidelity and are members of a group that beneficially owns approximately 60.7% of Fidelity's issued and outstanding stock.

The sale price is approximately $1.7 million in cash and is expected to be consummated during the fourth quarter of 2002. It is expected to result in a consolidated after-tax gain under generally accepted accounting principles of approximately $138,000, which consists of a gain from the sale of the affordable housing assets held by Fidelity and United offset by a loss from United's subsidiary, Village Housing Corporation, resulting from the sale of its 1% investment in the general partnerships.

o        Sale of Village Housing Corporation and Village Affordable Housing
         Corporation

As previously discussed in the Related Party footnote, Fidelity executed a definitive agreement to sell its wholly owned affordable housing subsidiary, Village Housing Affordable Corporation and United's wholly owned affordable housing subsidiary, Village Housing Corporation and certain other related affordable housing assets to Pedcor Funding Corporation.

Completion of this transaction is subject to receipt of all required regulatory approvals and receipt of a fairness opinion by Fidelity that the transaction is fair, from a financial point of view, to Fidelity and United. The transaction is expected to be consummated during the fourth quarter of 2002.

o        Impairment of Assets

         Upon determination of the purchase price, certain assets including surplus land, a development fee receivable and an interest rate swap were deemed impaired and an expense of $320,000 was recognized during the quarter to write down these assets to their estimated fair values.

o        Change in the Estimated Useful Lives of Intangible Assets

         Upon execution of the definitive agreement with Pedcor Funding Corporation, the useful lives of certain intangible assets were determined to have changed. The intangible assets were originally recorded as a result of a five-year guarantee to United from Pedcor Holdings, LLC (Holdings) during 2000 in an aggregate amount up to $1.5 million against any negative cash flow from operations of certain specified affordable housing properties in United's portfolio, and an agreement to provide certain management services for the specified properties for ten years at no fee to United or Fidelity. The useful life of the assets is now expected to end in the fourth quarter. As a result, approximately $864,000 in expense was recorded in the third quarter, and will result in the termination of monthly amortization expense of approximately $18,000.

o        Securitization

United completed its first auto securitization transaction during the quarter for $50 million. The transaction resulted in the sale of $49 million of rated class A notes. Financial Security Assurance (FSA) provided a financial guaranty policy on the class A notes. The transaction also resulted in the sale of $500,000 in un-rated class B notes. The transaction was effected through a wholly-owned subsidiary, United Fidelity Finance, LLC. Krieg Devault LLP served as issuer's counsel and City Securities of Indianapolis served as the lead manager and Underwriter on the transaction.

In the transaction, auto loan receivables were transferred to an independent trust (the Trust) that issued certificates representing ownership interests in the Trust, primarily to institutional investors. Although United continues to service the underlying accounts and maintain the customer relationships, this transaction is treated as a sale for financial reporting purposes to the extent of the investors interest in the Trust. Accordingly, the receivables associated with the investors interests are not reflected on the balance sheet. In connection with this transaction, United enhanced the credit protection of the certificate holders by funding a cash reserve account.

Due to prepayment risk, the retained interests are measured as available-for-sale securities. Accordingly, the retained interest is reported at fair value, which at September 30, 2002 approximates the net carrying amount of such assets totaling $2.7 million. Unrealized holding gains or losses on the retained interest, if any, are excluded from earnings and reported, net of taxes, as a separate component of shareholders equity, except that, if a decline in fair value is judged to be other than temporary, such a decline is accounted for as a realized loss and is presented as a reduction of securitization income in the accompanying statement of operations.

United estimates the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. United receives annual servicing fees based on the loan balances outstanding the rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

o        Earnings per share

Earnings per share (EPS) were computed as follows:

                                                                    Nine Months Ended September 30, 2002
                                                         -----------------------------------------------------------
                                                                Loss         Weighted-Average      Per Share
                                                                                  Shares             Amount
                                                         -----------------------------------------------------------
           Net loss                                        $         (2,419)
                                                           ----------------

           Basic earnings per share
               Income (loss) available to common
                 stockholders                              $         (2,419)         6,079,474   $        (0.40)
                                                                                                 ==============

           Effect of dilutive securities
               Stock options                                             --              8,451
                                                           ----------------    ---------------

           Diluted earnings per share
               Income (loss) available to common
                 stockholders and assumed conversions      $         (2,419)         6,087,925   $        (0.40)
                                                           ================    ===============   ==============


                                                                    Nine Months Ended September 30, 2001
                                                         -----------------------------------------------------------
                                                               Income        Weighted-Average    Per Share Amount
                                                                                  Shares
                                                         -----------------------------------------------------------

           Net income                                      $            147
                                                           ----------------

           Basic earnings per share
               Income available to common
                 stockholders                              $            147          4,948,317   $         0.03
                                                                                                 ==============

           Effect of dilutive securities
               Stock options                                             --              2,712
                                                           ----------------    ---------------

           Diluted earnings per share
               Income available to common
                 stockholders and assumed conversions      $            147          4,951,029   $         0.03
                                                           ================    ===============   ==============

o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three-month periods ended September 30, 2002 and 2001 and for the nine-month period ended September 30, 2001 have been made to conform to the presentation of the nine-month period ended September 30, 2002. These reclassifications had no effect on net income.

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

o        Results of Operations

Net loss for the three months ended September 30, 2002 was $2.5 million, compared to $80,000 net income for the same period last year. Net loss for the nine months ended September 30, 2002 was $2.4 million, compared to $147,000 net income for the nine months ended September 30, 2001. Book value per share decreased to $1.68 from $1.99 at December 31, 2001, while shareholders' equity decreased to $11.1 million from $11.9 million. The decrease in stockholders equity was due to the loss for the first nine months, but was partially offset by the completion of two stock offerings completed during 2002, as well as the decrease in the unrealized loss on securities.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first nine months of 2002 and 2001:

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           (dollars in thousands)
                                                                     -----------------------------------
                                                                           2002                2001
                                                                     ----------------     --------------
Interest-earning assets                                                    $143,161         $146,188
Interest-bearing liabilities                                               $143,872         $148,913
                                                                     ----------------
                                                                                          --------------
   Net interest-earning assets or (interest-bearing liabilities)              (711)           (2,725)
                                                                     ================     ==============

Average yield on:
   Interest-earning assets                                                    6.87%             8.06%
   Interest-bearing liabilities                                               4.41              6.00
                                                                     ----------------     --------------
         Net interest spread                                                  2.46%             2.06%

         Net interest margin                                                  2.44%             1.95%

Net interest income for the first nine months of 2002 was $2.8 million and was $646,000 or 30.4% higher than the $2.1 million earned during the first nine months of 2001. Exclusive of the $156,000 of interest collected during the first nine months of 2002 on loans previously charged off, net interest income increased $490,000 over 2001 as United reduced its liquid assets compared to last year. The $1.9 million decrease in interest expense is a combination of a decrease of $269,000 from a lower average balance of outstanding interest-bearing liabilities plus $1.7 million due to lower interest rates on average interest-bearing liabilities. The decrease of $1.5 million in interest income, is a combination of a decrease of $256,000 because of the decrease in the volume mix of average outstanding interest-bearing assets plus $1.2 million because of decreased rates on average interest-earning assets. The yield on interest-earning assets in the above table does not include the collection of $156,000 in interest on previously charged off loans. The following table sets forth the details of the rate and volume change for the first nine months of 2002 compared to the same period in 2001, excluding the $156,000 of interest collected on previously charged-off loans.

                                                                Nine Months Ended September 30,
                                                                          2002 vs 2001
                                                                      Increase (Decrease)
                                                                        Due to change in
                                                     -----------------------------------------------------
                                                       Volume              Rate                 Total
                                                     ------------     ----------------    ----------------
Interest Income:
  Loans and mortgage-backed securities                 $(  99)             $(974)              $(1,073)
  Other interest-earning assets                          (157)              (224)                 (381)
                                                     ------------     ----------------    ----------------
    Total interest-earning assets                        (256)            (1,198)               (1,454)

Interest Expense:
  Deposits                                               (405)            (1,353)               (1,758)
  FHLB advances and other borrowings                      136               (322)                 (186)
                                                     ------------     ----------------    ----------------
  Total interest-bearing liabilities                     (269)            (1,675)               (1,944)
                                                     ------------     ----------------    ----------------
  Change in net interest income                         $  13               $477                $  490
                                                     ============     ================    ================

Net interest income for the three months ended September 30, 2002 was $917,000 compared to $673,000 for the three months ended September 30, 2001. As discussed above this is primarily due to the decrease in rates compared to last year.

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the nine months ended September 30, 2002 was a credit of $400,000 compared to $1.1 million in expense for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, Fidelity increased its allowance for loan losses and reduced its letters of credit valuation reserve by $1.1 milliion due to refinancing activities related to letters of credit outstanding completed during the first nine months of 2001. During the first nine months of 2001, eight multi-family partnerships in which Fidelity or United had outstanding classified or impaired letters of credit, obtained non-recourse financing outside of Fidelity. Two such partnerships obtained alternate financing during the first nine months of 2002 with an additional refinancing completed in October 2002. Fidelity provided $225,000 and $3.0 million during the first nine months of 2002 and 2001, respectively, in previously reserved funds in order to complete the refinancing transactions.

As a result of the securitization of automobile loans completed during the third quarter of 2002, the allowance for automobile loan losses was reduced during the third quarter of 2002, resulting in a credit provision of $400,000, compared to $800,000 in loan loss provision expense for the three months ended September 30, 2001.

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

Non-interest income

Non-interest income for the quarter ended September 30, 2002, was $602,000 compared to $914,000 for the same period in 2001. The $312,000 decline in non-interest income for the quarter was primarily the result of the decrease in the volume of automobile loans that are originated for a fee when compared to the three months ended at September 30, 2001.

Non-interest income for the nine months ended September 30, 2002 and 2001, was $2.2 million and $2.5 million, respectively. Agent fees decreased $481,000 from the first nine months of 2001 primarily due to the decrease in the volume of loans originated for a fee, and the completion of the securitization transaction. Gains on sales of loans decreased $100,000 compared to the nine months ended September 30, 2001. The net gain on new loans sold was lower in the first nine months of 2002 when compared to the same period last year. During the second quarter of 2002, a $73,000 gain was recognized on the sale of an investment security. Servicing fees on loans sold increased $20,000 over last year due to the continuing growth of the loan-servicing portfolio. Deposit service charges increased $51,000 over last year due to an increase in overdraft activity and fees charged on its transaction accounts. Other income increased $60,000 to $532,000 for the nine months ended September 30, 2002 partially due to a $35,000 increase in mortgage loan underwriting fees due to the increase in refinancing activity associated with the low interest rate environment.

Non-interest expense

Non-interest expense was $4.1 million for the quarter ended September 30, 2002 compared to $1.1 million for the same period in 2001.

Total non-interest expense increased by $3.8 million over the first nine months of 2001. Salaries and employee benefits increased $418,000 due to growth in United's consumer lending activity, the opening of a new branch late in the first quarter of 2001, the addition of commercial lending staff due to the resumption of commercial lending and an additional $100,000 increase in expense for the Company's defined benefit pension plan. Federal deposit insurance expense decreased $142,000 in the first nine months of 2002 compared to 2001. This decrease was associated with a reduction in United's FDIC risk assessment rate in 2002. Legal and professional fees increased $111,000 over last year due to expenses related to workout activities with respect to various classified assets and expenses associated with the executed definitive agreement to sell certain assets to Pedcor Funding. Loss on impairment of assets held for sale and changes in the estimated useful lives of intangible assets were $1.2 million compared to zero last year and are discussed in the Sale of Village Housing Corporation and Village Affordable Housing Corporation footnote. Other expense increased $1.2 million over the nine months ended September 30, 2002, which includes the following items. Prepayment fees on FHLB advances of $488,000 were recognized during the quarter end and $504,000 for the nine months ended September 30, 2002. During the third quarter, the Bank repaid FHLB advances that had substantially higher interest rates than advance rates currently offered. The completion of the securitization transaction created liquidity which were used to payoff these higher interest bearing liabilities. It is expected that these higher cost borrowings will be replaced with deposits and borrowings at a much lower rate. This is expected to result in a much lower overall cost of funds for the Company. Expenses of $187,000 have been incurred in connection with the foreclosure of a $3.1 million non-accrual, commercial real estate loan. Net expenses, offset by the reduction in the allowance for loan losses, of $265,000 were recorded in other non-interest expense as a result of the securitization transaction in 2002. Finally, non-interest expense was reduced last year as a result of letter of credit valuation provision credit of $1.2 million during the first nine months of 2001.

Extraordinary Gain

During the second quarter of 2002, Fidelity liquidated a $500,000 senior note for $360,000 and recorded a gain of $140,000. Tax of $53,000 was recorded and the net gain of $87,000 is reflected as an extraordinary gain. This represents approximately $0.01 per basic and diluted share. There were no liquidations of these notes in the third quarter of 2002.

Income tax benefit

The income tax expense was $112,000 for the nine months ending September 30, 2002 compared to a $437,000 benefit in the same period last year. Included in this expense are tax credits of $129,000. These credits are received from Fidelity's investment in affordable housing properties and are a component of the overall return on these investments. Offsetting the previously accrued tax benefits this year and tax credits was a valuation allowance that was established for $985,000 at September 30, 2002.

Consideration of the need for a valuation allowance for the deferred tax asset was made at September 30, 2002 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 75% of the initiatives included within its current business plan and then achieve 5 to 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group.

Fidelity, at December 31, 2001 had not established a valuation allowance to reflect the possibility that all of these assets will not be utilized. Utilization of these deferred tax assets is based significantly upon the future profitability of Fidelity. Although Fidelity had prepared a model that indicates the deferred tax assets will be fully utilized, profitability for the nine-months ended September 30, 2002, is less than that projected by the model prepared at December 31, 2001 supporting these assets. Due to capital losses that will be generated as a result of the sale of two Company subsidiaries, and a level of projected profitability for 2002 being less than originally anticipated, Fidelity established a valuation allowance of $985,000 until such time that Fidelity meets its future period profitability forecasts. Although profitability is currently less than forecast, the sale of certain assets to Pedcor Funding during the fourth quarter is expected to reduce the deferred tax asset by approximately $1.0 million which will increase the likelihood that Fidelity will ultimately utilize the tax carryforwards represented on the balance sheet. Fidelity has set forth reasonable plans indicating that future period profitability will increase and be more in line with the original projections, the ultimate outcome of this uncertainty on net income or earnings per share, if any, is unknown.

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

Financial Condition

Total assets at September 30, 2002 were $144.4 million, a decrease of $15.3 million from $159.7 million at December 31, 2001. The decrease in total assets was primarily attributable to the sale of $34.5 million in consumer loans in connection with the securitization transaction, partially offset by an increase in investment securities available for sale of $21.3 million.

Utilizing excess liquidity attributable to mortgage loan refinancing activity over the past year and the increase in certificate of deposits, United invested in GNMA and FNMA adjustable-rate mortgage-backed securities. United has chosen to sell fixed rate 1-4 family mortgage loans in the secondary market and has therefore experienced declines in the amounts of those assets held. In order to replace the reduction in mortgage loans outstanding, United purchased $10.2 million of adjustable-rate mortgage-backed securities at an average yield of 5.5% and projected average life of 3.5 years during the first quarter of 2002. United also purchased an additional $7.7 million and $5.0 million in adjustable-rate mortgage-backed securities during April and May of 2002, respectively. These securities have an average yield of 5.0% and projected average life of less than four years. During the third quarter of 2002, United purchased approximately $11.1 million in adjustable rate mortgage-backed securities at an average yield of 5.4%.

Net loans decreased $33.9 million during the first nine months of 2002 compared to December 31, 2001. Consumer loans decreased $29.4 million, which is primarily associated with the $34.5 million in consumer loans sold in connection with the securitization transaction. Continued paydowns received on fixed rate 1-4 family loans accounted for an additional $4.5 million decrease in total loans outstanding. New commercial loan originations of approximately $5.2 million have been generated thus far in 2002 as United resumed commercial lending in accordance with its business plan in the first quarter of 2002.

Premises and equipment decreased $207,000 from December 31, 2001 primarily due to the write-down of certain impaired assets totaling approximately $120,000 and the current years depreciation expense. Further discussion of the write-down is included in the footnotes.

Other assets increased $1.0 million over December 31, 2001 primarily due to an interest only STRIP and subordinated interest of approximately $2.7 million recognized in connection with the securitization transaction. See the securitization footnote for additional details. Offsetting a portion of this increase was a decrease in prepaid assets of $872,000, which was primarily associated with the decrease in prepaid dealer interest in connection with the securitization transaction. Intangible assets, which are included in other assets, also decreased $917,000 from the prior year due to the change in the useful lives of these assets, which is discussed in the footnotes.

Total liabilities at September 30, 2002 were $133.3 million, a decrease of $14.5 million from $147.8 million at December 31, 2001. This decrease in primarily attributable to a reduction of $13.8 million in long-term debt. Liquidity generated from the securitization transaction was utilized to pay off United's FHLB advances. The remaining decrease is associated with maturing public funds which were not replaced.

In the first quarter, approximately $1.5 million in 9.25% junior notes matured and were replaced with $1.0 million of 9% junior notes. As previously mentioned senior notes decreased by $0.5 million that were retired early for a $87,000 gain, net of tax.

Stockholder's equity at September 30, 2002 was $11.2 million, a decrease of $675,000 from $11.9 million at December 31, 2001. The decrease was primarily attributable to a net loss of $2.3 million, the completion of Fidelity's notes and warrants offering in 2002, which provided $250,000 for warrants and the issuance of stock of $1.2 million. In addition the net unrealized loss on securities decreased $187,000 from December 31, 2001.

Non-Performing Assets

Non-performing assets decreased $1.1 million from December 31, 2001 to $2.7 million or 1.8% of total assets at September 30, 2002. The decrease is due to the reclassification of a $3.1 million non-accrual, non-residential real estate loan to other real estate owned for $1.9 million. In September 2002, an additional $100,000 allowance was accrued for the property. See "Other Real Estate Owned" for further details.

The following table provides information on Fidelity's non-performing assets as of September 30, 2002 and December 31, 2001:

                                                            September 30,      December 31,
                                                                 2002              2001
  -----------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
  Non-accrual loans
     Consumer                                                 $   115           $   116
     Commercial                                                   233             3,291
     Real estate mortgage                                         228               130
     Multifamily                                                  155                 -
                                                                -----             -----
       Total non-accrual loans                                    731             3,537
  Restructured
     Consumer                                                      76               190
     Commercial                                                     -                53
                                                                -----             -----
       Total restructured loans                                    76               243
  90 days or more past due and accruing
     Mortgage                                                       1                 -
     Consumer                                                       -                23
     Commercial                                                     -                22
                                                                -----             -----
       Total 90 days or more past due and accruing                  1                45

  Repossessed assets                                               52                 -
  Other real estate owned                                       1,810                 -
                                                                -----             -----
         Total other non-performing assets                      1,862                 -
                                                                -----             -----

           Total non-performing assets                         $2,670            $3,825
                                                               ======            ======


  Ratio of non-performing assets to total assets                1.85%             2.40%

Other Real Estate Owned

Other real estate owned totaled $1.8 million at September 30, 2002, which is primarily due to one non-residential loan that was foreclosed in the first quarter of 2002. In September 2002 an additional $100,000 allowance was recorded to bring the property to its estimated net realizable value.

United has employed the services of an independent hotel management company while United aggressively seeks disposition of the property. Occupancy rate has improved from approximately 40% when United took possession of the property and is currently averaging approximately 52%. The Company has received surplus cash disbursements from operations of the property.

Classified Assets and Letters of Credit

                                  September 30,    December 31,
                                      2002             2001
                                  -------------    -----------

Classified assets                    $4,136          $7,357
Classified letters of credit             --             350
                                     ------          ------
         Total classified assets     $4,136          $7,707
                                     ======          ======

Classified assets and letters of credit of Fidelity totaled $4.1 million at September 30, 2002 compared to $7.7 million at December 31, 2001, a decrease of 46.8%. Total classified assets were 33.0% and 53.3% of Fidelity's capital and reserves at September 30, 2002 and December 31, 2001, respectively, and 30.5% and 31.5% of United's core capital and reserves. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $15.2 million at September 30, 2002 for which management was closely monitoring the borrower's abilities to comply with payment terms.

Multi-family letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $29.7 million at September 30, 2002 and $30.5 million at December 31, 2001. Specific allocations for letters of credit totaled 1.5% of outstanding letters of credit at September 30, 2002 compared to 2.2% at December 31, 2001. Lower interest rates have reduced debt service requirements and overall credit risk on the letters of credit. Management considers the allowance for loan losses and letter of credit valuation reserve adequate to meet losses inherent in the loan and letter of credit portfolios as of September 30, 2002.

The following table sets forth an analysis of the allowance for loan losses for the nine months ended September 30, 2002 and the year ended December 31, 2001:

                                                    Nine months
                                                       ended        Year ended
                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
                                                        (dollars in thousands)

Allowance for loan losses  at beginning of period     $ 2,138         $ 1,921
Provision for losses                                     (400)          1,349
Loans charged off                                      (1,758)         (1,401)
Recoveries on loans                                       994             269
                                                      -------         -------
Allowance for loan losses at end of period            $   974         $ 2,138
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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2002 and December 31, 2001, United is categorized as well capitalized and met all subject capital adequacy requirements.

United's Capital Ratios

                                                                             Required for          To be well
                                                      Actual               Adequate capital        Capitalized
                                                      Amount     Ratio    Amount      Percent   Amount     Percent
As of September 30, 2002
Total risk-based capital (to risk-weighted assets)   $11,572      12.6%   $7,335         8.0%     $9,168     10.0%
Tier 1 capital (to risk-weighted assets)               9,254      10.1     3,667         4.0       5,501      6.0
Core capital (to adjusted total assets)               11,961       8.8     5,407         4.0       4,584      5.0
Core capital (to adjusted tangible assets)            11,961       8.8     2,704         2.0              N/A
Tangible capital (to adjusted total assets)           11,456       8.5     2,020         1.5              N/A


As of December 31, 2001
Total risk-based capital (to risk-weighted assets)   $17,085      14.4%   $9,497         8.0%    $11,871     10.0%
Tier 1 capital (to risk-weighted assets)              12,716      10.7     4,748         4.0       7,122      6.0
Core capital (to adjusted total assets)               12,716       8.5     5,998         4.0       7,497      5.0
Core capital (to adjusted tangible assets)            12,716       8.5     2,999         2.0              N/A
Tangible capital (to adjusted total assets)           12,716       8.5     2,249         1.5              N/A

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS under the terms of the Supervisory Agreement.

The Stock Purchase Agreement approved by Fidelity's shareholders in May 2000 indicates that, for three years following the approval of the stock purchase agreement, Pedcor is entitled to purchase additional shares from Fidelity in an aggregate amount up to $5.0 million. Fidelity obtained a $1.5 million line of credit in the first quarter of 2001 and can draw on this line until its expiration in September 2003. At September 30, 2002, $265,000 was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock to Pedcor, additional debt or equity financing, or dividends from United (with OTS approval), to the holding company. Fidelity completed two successful stock offerings in 2001 raising approximately $2.4 million and has completed two offerings in 2002 raising an additional $1.4 million in liquidity. Fidelity will receive approximately $416,000 in cash upon the completion of the sale of certain assets to Pedcor Funding Corporation. Fidelity believes that the above actions will assist it in meeting its future liquidity needs.

During the second quarter of 2002, United received approval from the OTS permitting repayment of $1.4 million of the $2.9 million subordinated debt owed to Fidelity. The proceeds of the debt are to reduce, by an equal amount, Fidelity's outstanding debt. During the second and third quarter of 2002, United repaid the permitted amount to Fidelity, assisting Fidelity in retiring $1.5 million in debt.

Fidelity has one letter of credit outstanding that backs tax-exempt bond financing for a housing development. The bonds are periodically re-marketed to current or potential bondholders. In June 2002 approximately $1.7 million in bonds were re-marketed successfully and will be re-marketed again in November 2002. In the event that some of the bonds cannot successfully be re-marketed for their face amounts, Fidelity will be required to fund the difference. The Company believes that it would have the resources to fund all bonds not successfully remarketed, if any.


Critical Accounting Policies


Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that Fidelity or any of its wholly owned subsidiaries will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, United does not separately identify individual consumer and residential loans for impairment disclosures.


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

The data for September 30, 2002 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for September 30, 2002, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2001.

Item 4  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-Q, are effective.

b. Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


ITEM 2  Changes in Securities and Use of Proceeds:
        ------------------------------------------
            Not applicable.


ITEM 3  Defaults Upon Senior Securities:
        --------------------------------
            Not applicable.


ITEM 4 Submission of Matters to a Vote of Security Holders:
       ----------------------------------------------------
            Not applicable



ITEM 5  Other Information:
        ------------------

            None

ITEM 6  Exhibits and Reports on Form 8-K:
        ---------------------------------

   Exhibit Number   Description
   --------------   -----------

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

   b.               A form 8-K was filed on August 13, 2002

                    On August 12, 2002, Fidelity filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended June 30, 2002. The certification by Fidelity's chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, accompanies such Quarterly Report.

                    A form 8-K was filed on July 15, 2002

                    On July 12, 2002, Fidelity issued a press release that it had entered into a non-binding letter of intent to sell all of the stock of its wholly-owned subsidiary Village Housing Corporation and the assets related to the affordable housing line of business to Pedcor Funding Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIDELITY FEDERAL
BANCORP

Date:      November 14, 2002               By: /s/  DONALD R. NEEL
----------------------------                   --------------------------------
                                               Donald R. Neel
                                               President and CEO



                                           By: /s/  MARK A. ISAAC
                                               --------------------------------
                                               Mark A. Isaac
                                               Vice President and CFO
                                               (Principal Financial Officer)

                                 CERTIFICATIONS

I, Donald R. Neel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fidelity Federal
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                         /s/  Donald R. Neel
                                                 -----------------------------
                                                 Donald R. Neel
                                                 President and CEO
                                                 (principal executive officer)

I, Mark A. Isaac, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fidelity Federal
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  November 14, 2002                    /s/  Mark A. Isaac
                                                 ------------------------------
                                                 Mark A. Isaac
                                                 Vice President and CFO
                                                 (principal financial officer)