Form 10-K
period 2002-12-31
FIDELITY FEDERAL BANCORP
filed 2003-04-01
CIK 910492

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (fee required)
                  For the fiscal year ended: December 31, 2002
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 (no fee required)
              For the Transition period from ______ to __________.

                           Commission File No. 0-22880

                            Fidelity Federal Bancorp
                            ------------------------
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

 Securities registered pursuant to Section 12 (g) of the Act:   Common Stock,
                                                                $1 Stated Value
                                                                ---------------
                                                                (Title of Class)

                       DOCUMENTS INCORPORATED BY REFERENCE

          Documents                   Part of Form 10-K into which Incorporated
Portions of the 2002 Annual
   Report to Shareholders                               Part II
Portions of the Definitive Proxy
   Statement for the Annual Meeting
   of Shareholders to be held
   April 24, 2003.                                      Part III

                           Exhibit index is on page 18

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No
                                       ---      ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, includes persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at June 28, 2002 was approximately $6,145,277.

Indicated below is the number of shares outstanding of each of the registrant's classes of common stock as of February 14, 2003.

                         Common Stock - 6,740,883 shares

                            FIDELITY FEDERAL BANCORP


                                      Index

PART I
                                                                          Page

ITEM 1    -    Business                                                     3
ITEM 2    -    Properties                                                  11
ITEM 3    -    Legal Proceedings                                           11
ITEM 4    -    Submission of Matters to a Vote of Security Holders         11

PART II

ITEM 5    -    Market for Registrant's Common Equity
                   and Related Stockholder Matters                         11
ITEM 6    -    Selected Financial Data                                     11
ITEM 7    -    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           11
ITEM 7 A  -    Quantitative and Qualitative Disclosures About Market Risk  12
ITEM 8    -    Financial Statements and Supplementary Data                 12
ITEM 9    -    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures                 12

PART III

ITEM 10   -    Directors and Executive Officers of the Registrant          12
ITEM 11   -    Executive Compensation                                      12
ITEM 12   -    Security Ownership of Certain Beneficial
                   Owners and Management and Related Stockholder Matters   12
ITEM 13   -    Certain Relationships and Related Transactions              12
ITEM 14   -    Controls and Procedures

PART IV

ITEM 15   -    Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                             13

SIGNATURES                                                                 15

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


Overview

Fidelity Federal Bancorp, ("Fidelity") incorporated in 1993 under the laws of the State of Indiana, is a registered savings and loan holding company with its principal office in Evansville, Indiana. Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana. Fidelity, through its savings bank subsidiary, is engaged in the business of obtaining funds in the form of savings deposits and other borrowings and investing such funds in consumer, commercial, and mortgage loans, and in investment and money market securities.

United's subsidiaries, Village Management Corporation and Village Capital Corporation have previously been involved in various aspects of providing real estate mortgage banking services and managing affordable housing projects. In May 2000, a subsidiary of Pedcor Holdings LLC ("Pedcor"), began providing management and certain accounting services for the properties previously managed by Village Management Corporation. Village Management completed this transition by the end of June 2000 and is currently inactive. Village Capital Corporation has earned fees by providing real estate mortgage banking services. Village Capital Corporation is currently inactive, other than fee income it records on transactions previously completed. Another subsidiary of United, Village Insurance Corporation, receives fee income for credit life and accident health insurance sales. United, in 2001, formed a new subsidiary, United Fidelity Finance,LLC, for purposes of acquiring, owning, purchasing, holding, selling, transferring, pledging and otherwise dealing with automobile loan receivables. United Fidelity Finance was utilized during 2002 to complete an automobile loan securitization transaction.

Fidelity had consolidated total assets of $132.3 million and total shareholders' equity of $9.6 million as of December 31, 2002.

Fidelity's subsidiaries at December 31, 2002, are listed below:

Subsidiary                               Principal Office   Year Organized  Assets (in thousands)
1.  United Fidelity Bank, fsb            Evansville, IN         1914              $127,613

    Subsidiaries of United Fidelity
    Bank, fsb:
    Village Capital Corporation          Evansville, IN         1994                    68
    Village Insurance Corporation        Evansville, IN         1980                   106
    Village Management Corporation       Evansville, IN         1992                    55

    Fidelity's home office is located at 18 North West Fourth Street, Evansville, Indiana, 47708 and its telephone number is (812) 424-0921.

Competition

    Fidelity and United face strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through competitive interest rates and fees, the efficiency and quality of service provided and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of February 28, 2003, approximately 3 locally based banks (and several others with branch or loan production offices), 2 thrifts, and at least 10 credit unions operated in the Evansville, Indiana metropolitan area, which is United's principal deposit market area. Many competitors are substantially larger or have significantly greater capital resources than United. Due to enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.


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

         Fidelity operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the OTS determines that there is reasonable cause to believe that an activity of a savings and loan holding company constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the OTS may impose restrictions it considers necessary to address such risk, which may include a limitation on the payment of dividends. If the savings association subsidiary of a unitary savings and loan holding company fails to meet the Qualified Thrift Lender Test ("QTL test"), as discussed below, then the holding company would be required to register as, and become subject to the activities restrictions applicable to, bank holding companies.

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

         Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations, it must be a "qualified thrift lender", or a "QTL". A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At December 31, 2002, the qualified thrift investment percentage test for United was 90.5%.

         Loans-to-One-Borrower Limitations. The Home Owners' Loan Act generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 2002, United's loan-to-one-borrower limitation was approximately $2.4 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At December 31, 2002, United had made $7.1 million such loans under this higher lending limit.

         Commercial Real Property Loans. The Home Owners' Loan Act limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

         Consumer Loans. The Home Owners' Loan Act limits the aggregate amount of consumer loans that a federal savings association may make to an amount not in excess of 35% of the savings association's total assets. Under the terms of the Supervisory Agreement with the OTS, United's consumer loans may not exceed $25 million, including the retained interest created from the securitization transaction which totaled $2.1 million at December 31, 2002.

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

         Annual deposit insurance premiums range between $0.00 and $0.27 per $100 of deposits and are in effect, based on the assessment determined in accordance with the risk-assessment system discussed above.

         The Financing Corporation ("FICO") assessment to service the interest on its bond obligations is separate from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In 2002, United paid $.004 per $100 of deposits to comply with this assessment. The total deposit insurance expense paid was $57,000, $248,000, and $243,000 for 2002, 2001, and 2000, respectively.

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

         The Savings Bank's Subsidiaries. The OTS regulations permit federal savings associations to invest in the capital stock, obligations or specified types of securities of subsidiaries known as "service corporations" and as "operating subsidiaries". Operating subsidiaries may engage in any acitivity in which the savings association may engage. There is no limit as to the amount of the investment in an operating subsidiary. A service corporation may engage in certain specified activities. The savings association may make loans to a service corporation and joint ventures in which a service corporation is a participant in an aggregate amount not exceeding 3% of an association's assets, provided any investment over 2% is used for specified community or inner-city development purposes. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to SAIF.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, condition, and complexity of its operations, including consolidated subsidiaries, as reported in United's latest quarterly Thrift Financial Report. United's total assessment for the year ended December 31, 2002 was $69,000.

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

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Internal Revenue Code or the asset composition test of Section7701(c) of the Internal Revenue Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

Transactions with Affiliates

         Pursuant to the Home Owners' Loan Act, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Loans to executive officers, directors, and principal shareholders must comply with Section 22(h) of the Federal Reserve Act, which requires these loans be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at December 31, 2002.

Federal Home Loan Bank System

         United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for members. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2002, United was in compliance with this requirement.

Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past year. The Sarbanes-Oxley Act's principal legislation includes:

o        the creation of an independent accounting oversight board;

o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

o requirements that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

o requirements that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

o        mandatory disclosure by analysts of potential conflicts of interest;
         and

o        a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

US Patriot Act

On October 26, 2001, President George W. Bush signed the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The USA Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.


Personnel

    As of December 31, 2002 Fidelity had 73 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

    Fidelity maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. Fidelity also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan.

ITEM 2.  PROPERTIES
-------

    The following table sets forth the location of Fidelity's savings bank offices, all of which are owned by United, as well as certain additional information relating to these offices as of December 31, 2002.

--------------------------------------------------------------------------
          Office Location      Year Facility Opened      Net Book Value
--------------------------------------------------------------------------
Home Office                            1974              $898,000
18 NW Fourth Street
Evansville, IN  47708
--------------------------------------------------------------------------
Eastside Branch                        1997             1,673,000
700 S. Green River Rd
Evansville, IN  47715
--------------------------------------------------------------------------
Northside Branch                       1976                80,000
4441 First Avenue
Evansville, IN  47710
--------------------------------------------------------------------------
Westside Branch                        1979                83,000
4801 W. Lloyd Expressway
Evansville, IN  47712
--------------------------------------------------------------------------
Bell Oaks Branch                       2001               481,000
8533 Bell Oaks Drive
Newburgh, IN  47630
--------------------------------------------------------------------------


ITEM 3.  LEGAL PROCEEDINGS
-------

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

         No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
-------    MATTERS

The discussion concerning the market for the registrant's common equity and related shareholder matters under the heading "Market Summary" is included in the 2002 Annual Report to Stockholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in the 2002 Annual Report to Stockholders on page 26 and is incorporated herein by reference. As of February 14, 2003 Fidelity had 445 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA
-------

Selected Financial and Other Data included in the 2002 Annual Report to Stockholders on page 5 is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   RESULTS OF OPERATIONS

Management' Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 Annual Report to Stockholders on pages 6 through 26 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK
--------

The discussion concerning quantitative and qualitative disclosures about market risk under the heading "Asset/Liability Management" included in the 2002 Annual Report to Stockholders on pages 17 and 18, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

The financial statements and supplementary data required under this item are incorporated herein by reference to pages 27 through 62 of the 2002 Annual Report to Stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURES

No response to this item is required.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

The information is to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 3 and 4 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14, (up to but exclusive of the information presented under the caption "Item 2. Ratification of Independent Auditors of Fidelity"), of the Company's definitive proxy statement dated March 24, 2003, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 5 through 11 (up to but exclusive of the information presented under the caption "Security Ownership of Management") of the Company's definitive proxy statement dated March 24, 2003, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND -------- RELATED STOCKHOLDER MATTERS

The information to be provided under this Item is incorporated by reference to the information under the heading "Beneficial Ownership" on page 2 and 3 (up to but exclusive of the information presented under the caption "Proxies") and under the heading "Security Ownership of Management" on pages 13 and 14 (up to but exclusive of the information presented under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14), and under the heading "Equity Compensation Plan Information" on page 12 and 13 (up to but exclusive of the information presented under the caption "Security Ownership Management" on page 13) of the definitive proxy statement dated March 24, 2003 as filed with the Securities and Exchange Commission pursuant to regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Certain Transactions and Other Matters Between Management and Fidelity" on page 5 (up to but exclusive of the information presented under the caption "Board Meetings") of the Company's definitive proxy statement dated March 24, 2003 as filed with The Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.  CONTROLS AND PROCEDURES
--------

(a) Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-K, are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Limitations on the Effectiveness of Controls. The Corporation's management, including its principal executive officer and principal financial officer, does not expect that the Corporation's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) CEO and CFO Certifications. Appearing immediately following the Signatures section of this report there are Certifications of the Corporation's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

(a)      (1) The following consolidated financial statements are included in
             Item 8:

                                                                Page Numbers in
                                                                  Annual report
Independent Auditor's Report on
Consolidated Financial Statements                                      27

Consolidated Balance Sheet
December 31, 2002 and 2001                                             28

Consolidated Statement of Income-
For the years ended December 31, 2002, 2001 and 2000                   29-31

Consolidated Statement of Changes in Stockholders' Equity -
For the years ended December 31, 2002, 2001 and 2000                   32

Consolidated Statement of Cash Flows -
For the years ended December 31, 2002, 2001 and 2000                   33-34

Notes to consolidated Financial Statements                             35-62

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

   21             Subsidiaries of Fidelity Federal Bancorp

   99.1           Regulation FD Disclosure - Chief Executive Officer
   99.2           Regulation FD Disclosure - Chief Financial Officer


(b)      Reports on 8-K

         A form 8-K was filed on November 14, 2002 stating that Fidelity filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended September 30, 2002. The certification by Fidelity's chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, accompanies such Quarterly Report.

         A form 8-K was filed on February 20, 2003 in connection with Fidelity Federal's fourth quarter earnings release and completion of the sale of its affordable housing subsidiaries and related assets.

(c)      See the list of exhibits in Item 14 (a) (3).

(d)      No other financial statement schedules are required to be submitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2003.

                                        FIDELITY FEDERAL BANCORP
                                        Registrant

                                        By /S/ DONALD R. NEEL
                                           -------------------------------------
                                           Donald R. Neel
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                        By /S/ MARK A. ISAAC
                                           -------------------------------------
                                           Mark A. Isaac, Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

By     /S/  JACK CUNNINGHAM
       -------------------------------------
       Jack Cunningham,
       Chairman

By     /S/  BRUCE A. CORDINGLEY
       -------------------------------------
       Bruce A. Cordingley, Director

By     /S/  WILLIAM R. BAUGH
       -------------------------------------
       William R. Baugh, Director

By     /S/  PAUL E. BECKER
       -------------------------------------
       Paul E. Becker, Director

By     /S/ DONALD R. NEEL
       -------------------------------------
       Donald R. Neel, Director

By     /S/  GERALD K. PEDIGO
       -------------------------------------
       Gerald K. Pedigo, Director

By     /S/  BARRY A. SCHNAKENBURG
       -------------------------------------
       Barry A. Schnakenburg, Director

By     /S/  PHILLIP J. STOFFREGEN
       -------------------------------------
       Phillip J. Stoffregen, Director

                                  CERTIFICATION

I, Donald R. Neel, certify that:

1.       I have reviewed this annual report on Form 10-K of Fidelity Federal
         Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                        /S/  DONALD R. NEEL
                                             ---------------------------------
                                             Donald R. Neel
                                             President and CEO
                                             (principal executive officer)

                                  CERTIFICATION

I, Mark A. Isaac, certify that:

1.       I have reviewed this annual report on Form 10-K of Fidelity Federal
         Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                 /S/   MARK A. ISAAC
                                      --------------------------------------
                                      Mark A. Isaac
                                      Vice President and CFO
                                      (principal financial officer)

                                INDEX TO EXHIBITS
                                -----------------



Page     Exhibit Number                       Exhibit
--------------------------------------------------------------------------------

              13              Annual report to shareholders

              21              Subsidiaries of Fidelity Federal Bancorp

              99.1            Regulation FD Disclosure - Chief Executive Officer

              99.2            Regulation FD Disclosure - Chief Financial Officer