Form 10-Q
period 2003-03-31
FIDELITY FEDERAL BANCORP
filed 2003-05-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 2003



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

                              YES   X       NO
                                   ---          ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES           NO   X
                                   ---          ---

As of April 25, 2003, there were 9,618,660 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

    Condensed Consolidated Balance Sheets.................................     3

    Condensed Consolidated Statements of Income...........................     4

    Condensed Consolidated Statements of Changes in Stockholders' Equity..     5

    Condensed Consolidated Statements of Cash Flows.......................     6

    Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
    and Financial Condition............................................... 11-16

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......    17

  ITEM 4--Controls and Procedures.........................................    18

PART II - OTHER INFORMATION...............................................    19

SIGNATURES................................................................    21

CERTIFICATIONS............................................................ 22-23

Index to Exhibits.........................................................    24

Item 1 - Financial Statements
                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                            March 31,   December 31,
                                                              2003          2002
                                                            ---------    ---------
                                                           (Unaudited)
Assets
Cash and due from banks                                     $   1,269    $   1,454
Interest-bearing demand deposits                               14,883        2,369
                                                            ---------    ---------
   Cash and cash equivalents                                   16,152        3,823
Investment securities available for sale                       34,815       34,912
Loans, net of allowance for loan losses of $729 and $837       70,091       73,087
Premises and equipment                                          4,845        4,935
Federal Home Loan Bank of Indianapolis stock                    2,674        2,674
Deferred income tax receivable                                  5,686        5,615
Foreclosed assets held for sale, net of allowance of $100       2,127        2,145
Interest receivable and other assets                            5,695        5,099
                                                            ---------    ---------

   Total assets                                             $ 142,085    $ 132,290
                                                            =========    =========

Liabilities
Deposits
   Non-interest bearing                                     $   8,832    $   3,209
   Interest bearing                                           104,244      103,582
                                                            ---------    ---------
      Total deposits                                          113,076      106,791
Long-term debt                                                 16,579       13,586
Valuation allowance for letters of credit                         449          445
Other liabilities                                               2,385        1,880
                                                            ---------    ---------
      Total liabilities                                       132,489      122,702
                                                            ---------    ---------

Commitments and Contingencies                                      --           --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--6,840,883 and 6,740,883 shares          6,841        6,741
Additional paid-in capital                                     15,413       15,359
Stock warrants                                                    261          261
Accumulated deficit                                           (13,098)     (13,152)
Accumulated other comprehensive income                            179          379
                                                            ---------    ---------
Total stockholders' equity                                      9,596        9,588
                                                            ---------    ---------

Total liabilities and stockholders' equity                  $ 142,085    $ 132,290
                                                            =========    =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              2003           2002
                                                          -----------    -----------
Interest Income
    Loans receivable                                      $     1,177    $     2,174
    Investment securities--taxable                                325            310
    Loans held for sale                                            39             --
    Deposits with financial institutions                           22             49
    Other dividend income                                          39             40
                                                          -----------    -----------
            Total interest income                               1,602          2,573
                                                          -----------    -----------

Interest Expense
    Deposits                                                      889          1,133
    Short-term borrowings                                                         14
    Long-term debt                                                269            455
                                                          -----------    -----------
            Total interest expense                              1,158          1,602
                                                          -----------    -----------

Net Interest Income                                               444            971
    Provision for loan losses                                    (104)            --
                                                          -----------    -----------

Net Interest Income After Provision for Loan Losses               548            971
                                                          -----------    -----------

Other Income
    Service charges on deposit accounts                           106             86
    Net gains on loan sales                                       258            519
    Net gains on investment sales                                 320             --
    Letter of credit fees                                         121            125
    Gain on disposition of rate swap                               --             72
    Servicing fees on loans sold                                   64             37
    Securitization income                                          60             --
    Fees recaptured on automobile loans                            83              5
    Other income                                                  206             86
                                                          -----------    -----------
            Total non-interest income                           1,218            930
                                                          -----------    -----------

Other Expenses
    Salaries and employee benefits                                880            937
    Occupancy                                                      91             95
    Equipment                                                      99             87
    Data processing                                               100             80
    Deposit insurance                                              14             15
    Legal and professional                                         51             62
    Advertising                                                    45             41
    Promotions                                                     55             49
    Printing, postage, and office supplies                         56             77
    Insurance                                                      62             41
    Loss on investment in partnerships                             20             36
    Correspondent bank charges                                     34             33
    Amortization of intangible assets                              --             52
    Other                                                         254            281
                                                          -----------    -----------
            Total non-interest expense                          1,761          1,886
                                                          -----------    -----------

Income (Loss) Before Income Tax                                     5             15
    Income tax expense (benefit)                                  (50)           (71)
                                                          -----------    -----------
Net Income (Loss)                                         $        55    $        86
                                                          ===========    ===========

Basic Earnings (Loss) per Share                           $      0.01    $      0.01

Diluted Earnings (Loss) per Share                         $      0.01    $      0.01

Average Common and Common Equivalent shares outstanding
                                                            6,834,216      6,023,131

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                Three Months Ended
                                                                      March 31,
                                                --------------------------------------------
                                                              2003                    2002
                                                            --------                --------
Beginning Balance                                           $  9,588                $ 11,895
    Comprehensive income (loss)
      Net income                                      55                      86
      Other comprehensive income - net of tax       (200)                   (150)
                                                --------                --------
    Comprehensive income (loss)                                 (145)                    (64)
    Issuance of stock                                            153                     162
    Issuance of stock warrants                                                           250
                                                            --------                --------
Balances, March 31 (unaudited)                              $  9,596                $ 12,243
                                                            ========                ========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2003        2002
                                                                --------    --------
Operating Activities
    Net income                                                  $     55    $     86
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities
      Provision for loan losses                                     (104)         --
      Net gain on sales of securities available for sale            (320)
      Depreciation and amortization                                  110         154
      Valuation allowance--affordable housing investments             --          14
      Loans originated for sale                                  (25,558)     (5,622)
      Proceeds from sale of loans                                 25,623       5,623
      Changes in
          Interest payable and other liabilities                     509         568
          Interest receivable and other assets                      (518)       (319)
      Other                                                          (54)          8
                                                                --------    --------
      Net cash provided (used) by operating activities              (257)        512
                                                                --------    --------

Investing Activities
    Purchases of securities available for sale                   (15,757)    (10,209)
    Proceeds from sales of securities available for sale          12,098          --
    Proceeds from maturities of securities available for sale      3,795       1,298
    Net change in loans                                            3,039       2,336
    Purchase of premises and equipment                               (20)        (37)
    Funding on outstanding letters of credit                          --        (234)
                                                                --------    --------
      Net cash provided (used) by investing activities             3,155      (6,846)
                                                                --------    --------

Financing Activities
    Net change in
      Noninterest-bearing, interest-bearing demand
          and savings deposits                                     4,724        (923)
      Certificates of deposit                                      1,561      (5,612)
   Short-term borrowings                                              --      11,000
    Proceeds of long-term debt                                     3,000       1,777
    Repayment of long-term debt                                       (7)     (1,497)
    Issuance of stock                                                153         162
    Issuance of stock warrants                                        --         250
                                                                --------    --------
      Net cash provided by financing activities                    9,431       5,157
                                                                --------    --------
Net Change in Cash and Cash Equivalents                           12,329      (1,177)

Cash and Cash Equivalents, Beginning of Period                     3,823      16,316
                                                                --------    --------

Cash and Cash Equivalents, End of Period                        $ 16,152    $ 15,139
                                                                ========    ========

Additional Cash Flows Information
    Interest paid                                               $    640    $  1,533
   Income tax paid (refunded)                                         --          --
    Real Estate acquired in settlement of loans                       --       1,910

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o           Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements.

Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

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

o           Stockholders' Equity

In April 2003, Fidelity issued 2.8 million shares of common stock for $4.0 million in cash through the exercise of an option held by Pedcor Holdings and affiliates. See "Subsequent Event" footnote for additional details.

During the third quarter of 2002, Pedcor Investments, LLC ("Investments") exercised a portion of their option that was granted under the stock purchase agreement in May 2000 and purchased $259,000 in common stock resulting in 137,765 shares being issued. Investments and its affiliates have a remaining option to purchase up to $4.5 million of Fidelity common stock at the current fair market value, which expires in May 2003.

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

o           Other Restrictions

The Agreement with the OTS is in effect until terminated, modified or suspended by the OTS. The agreement was entered into in February 1999. The agreement as written has been modified by mutual agreement to eliminate certain restrictions. Under the terms of the Agreement, United developed and submitted to the OTS for approval a strategic plan which included, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning.

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

At March 31, 2003, United is also prohibited from taking certain actions without prior approval, including but not limited to: engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; real estate development without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; and engaging in any new activities not included in the strategic plan.

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

Previously, United was to refrain from commercial lending. However, United received OTS approval in the first quarter of 2002 to resume commercial lending on a limited basis in accordance with its business plan.

Management of United has taken, or has refrained from taking, as applicable, the actions requested by the OTS. United believes it is in compliance with the provisions of the Agreement at March 31, 2003.

o           Earnings per share

Earnings per share (EPS) were computed as follows:

                                                              Three Months Ended March 31, 2003
                                                        -------------------------------------------
                                                                         Weighted-        Per Share
                                                         Income       Average Shares        Amount
                                                        -------------------------------------------
Net income                                              $      55
                                                        =========

Basic earnings per share
     Income (loss) available to common stockholders     $      55         6,834,216         $  0.01
                                                                                            =======

Effect of dilutive securities
     Stock options                                             --                --
                                                        ---------         ---------

Diluted earnings per share
     Income (loss) available to common
        stockholders and assumed conversions            $      55         6,834,216         $  0.01
                                                        =========         =========         =======

                                                           Three Months Ended March 31, 2002
                                                     ---------------------------------------------
                                                                       Weighted-        Per Share
                                                       Income       Average Shares        Amount
                                                     ---------------------------------------------
Net income                                           $      86
                                                     =========

Basic earnings per share
     Income available to common stockholders         $      86         6,012,810         $  0.01
                                                                                         =======

Effect of dilutive securities
     Stock options                                          --            10,321
                                                     ---------         ---------

Diluted earnings per share
     Income available to common stockholders
        and assumed conversions                      $      86         6,023,131         $  0.01
                                                     =========         =========         =======

Options to purchase 326,996 shares of common stock at prices ranging from $1.53 to $11.81 per share as well as stock warrants representing the right to purchase 527,753 share of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

As discussed in the subsequent event footnote below, Fidelity issued 2,777,777 shares of common stock in April 2003 to Pedcor Holdings and affiliates. The price of these shares was $1.44 per share. The shares were not included in the calculation of basic or diluted earnings per share for the three months ended March 31, 2003.


o           Subsequent Event

In April 2003, Fidelity issued 2,777,777 shares of common stock for $4.0 million in cash through the exercise of an option held by Pedcor Holdings and affiliates ("Pedcor"). The exercise price per share was $1.44, and was determined under a formula included in the shareholder-approved stock purchase agreement effective May 19, 2000, which resulted in Pedcor's acquisition of 1.46 million shares. The proceeds of the option exercise will be used to reduce Fidelity's long-term debt outstanding. Under the agreement, Pedcor continues to have the option to exercise up to approximately $388,000 in Fidelity common stock until May 19, 2003.

Pedcor Holdings is a member of a group of companies which is controlled by Bruce
A. Cordingley, Gerald K. Pedigo, and Phillip J. Stoffregen, directors of Fidelity Federal. Following the option exercise, the Pedcor group owns approximately 65% of Fidelity's issued and outstanding stock.

o           Automobile Loan Securitization

United completed an automobile loan securitization transaction in 2002.

A summary of the components of managed loans, which represents both owned and securitized loans, follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                   Loans Past
                                                    Principal       Due Over
As of March 31, 2003                                 Balance         30 Days
-------------------------------------------------------------------------------

 Total managed automobile loans                      $ 77,174           $201
 Less: Automobile loans securitized                   (36,555)           (87)
        Automobile loans serviced                     (24,130)           (41)
                                                 ------------------------------

 Total automobile loans held in portfolio            $ 16,505           $ 73
                                                 ==============================


United estimates the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. United receives annual servicing fees based on the loan balances outstanding, the rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2002 and thus far in 2003 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistently with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

                                                      Weighted-     Monthly     Expected
                                                       Average    Prepayment   Cumulative    Annual   Weighted-
                                             Fair        Life        Speed       Credit     Discount   Average
                                             Value    (in months)   (% ABS)      Losses       Rate     Coupon
                                            --------------------------------------------------------------------
Interest-only strip
    As of the date of securitization        $ 2,707        39         1.50%       1.50%        15.0%    9.09%
    As of March 31, 2003                      2,107        28         1.87        1.50         15.0     8.67
    Decline in fair value of 10%
       adverse change                                                $  60        $ 24         $ 43
    Decline in fair value of 20%
       adverse change                                                  117          48           85

Servicing asset
    As of the date of securitization            362        39         1.50%       1.50%        15.0%
    As of March 31, 2003 *                      244        28         1.87        1.50         15.0
    Decline in fair value of 10%
       adverse change                                                 $ 17         $ 0         $  5
    Decline in fair value of 20%
       adverse change                                                   33           0           10

* Carrying value of the servicing asset approximated fair value at March 31, 2003.

o           Stock Option

Stock options and Fidelity's stock-based incentive compensation plans are discussed more fully in the notes to Fidelity's December 31, 2002 audited financial statements contained in Fidelity's annual report. Fidelity accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if Fidelity had applied the fair value provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31                                       2003     2002
--------------------------------------------------------------------------------

Net income as reported                                           $  55    $  86
Less: Total stock-based compensation cost determined
        under the fair value based method, net of income taxes      (8)      (6)
                                                               -----------------

Pro forma net income                                             $  47    $  80
                                                               =================

Basic earnings per share - as reported                           $0.01    $0.01
Basic earnings per share - pro forma                             $0.01    $0.01
Diluted earnings per share - as reported                         $0.01    $0.01
Diluted earnings per share - pro forma                           $0.01    $0.01

o           Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three-month period ended March 31, 2002 have been made to conform to the presentation of the three-month period ended March 31, 2003. These reclassifications had no effect on net income.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Fidelity Federal. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Portions of this Management's Discussion and Analysis, as well as the notes to the consolidated financial statements contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's current beliefs and expectations and are intended to benefit the reader. These forward-looking statements are inherently subject to various risks and uncertainties which may cause actual results to differ materially from expected results. Such risks and uncertainties include, but are not limited to, economic conditions, generally and in the market areas of the Company, increased competition in the financial services industry, actions by the Federal Reserve Board, changes in interest rates and governmental regulation and legislation.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $142.1 million, an increase of $9.8 million from $132.3 million at December 31, 2002. The increase in total assets was primarily attributable to an $12.5 million increase in interest-bearing demand deposits resulting from the sale of $8.5 million in consumer loans at the end of the quarter and net deposit inflows.

Investment securities decreased $97,000 to $34.8 million at March 31, 2003. United's investment portfolio consists entirely of mortgage related securities and classified as "available for sale". Approximately $12.0 million of securities were sold during the first quarter of 2003 due to continued rapid prepayments in connection with the low market rate environment, but replaced with approximately $15.8 million in similar mortgage-backed securities.

Net loans decreased $3.0 million to $70.1 million at March 31, 2003. The decline is primarily associated with a $1.8 million decrease in fixed rate 1-4 family loans. Fidelity continues to sell its current production, and use the proceeds to fund future originations. The remainder of the decline is the result of consumer loan sales completed during the first quarter of 2003.

The allowances for loan losses decreased to $729,000 at March 31, 2003, from $837,000 at December 31, 2002. The decline was due to a $104,000 credit to the provision for loan losses and $4,000 in net charge-offs. The allowance for loan losses represented 1.03% of total loans at March 31, 2003, a decrease from 1.13% at December 31, 2002. Relative to non-performing assets, the allowance for loan losses was 21.1% at March 31, 2003, compared to 27.4% at December 31, 2002.

The following table sets forth an analysis of the allowance for loan losses for the three months ended March 31, 2003 and the year ended December 31, 2002:

                                                     Three months
                                                        ended            Year ended
                                                       March 31,         December 31,
                                                         2003               2002
                                                    ---------------    ---------------
                                                          (dollars in thousands)
Allowance for loan losses at beginning of period         $ 837               $2,138
Provision for losses                                      (104)                (360)
Loans charged off                                          (51)              (1,954)
Recoveries on loans                                         47                1,013
                                                    ---------------    ---------------
Allowance for loan losses at end of period               $ 729               $  837
                                                    ===============    ===============

Total deposits increased $6.3 million to $113.1 million at March 31, 2003, from $106.8 million at December 31, 2002. Approximately $5.6 million of the increase was associated with an increase in non-interest bearing commercial accounts and the remaining increase was in certificates of deposit. The balance of non-interest bearing deposit accounts has historically fluctuated, and the increase is expected to be temporary.

Long-term debt increased $3.0 million to $16.6 million at March 31, 2003 due to new FHLB advances of $3.0 million received during the first quarter of 2003. Excluding Federal Home Loan Bank advances, all remaining debt is owed by the parent company which totals $10.6 million at both March 31, 2003 and December 31, 2002.

Total stockholders' equity increased $8,000 to $9.6 million at March 31, 2003. The increase was attributable to net income of $55,000 and the issuance of stock totaling $153,000 from the exercise of a stock option under the shareholder approved stock purchase agreement, which was partially offset by a $200,000 decrease in the net unrealized gain on investment securities available for sale.

Non-Performing Assets

Non-performing assets increased $399,000 from December 31, 2002 to $3.5 million or 2.4% of total assets at March 31, 2003. The increase is primarily due to one large residential loan being placed in non-accrual status while awaiting foreclosure.

The following table provides information on Fidelity's non-performing assets as of March 31, 2003 and December 31, 2002:

                                                      March 31,  December 31,
                                                        2003         2002
----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Non-accrual loans
    Consumer                                           $   96       $  131
    Commercial                                            388          388
    Real estate mortgage                                  754          356
                                                       ------       ------
      Total non-accrual loans                           1,238          875
Restructured
   Consumer                                                43           39
   Commercial                                              51           --
                                                       ------       ------
      Total restructured loans                             94           39
90 days or more past due and accruing
    Mortgage                                               --            1
    Consumer                                               --           --
    Commercial                                             --           --
                                                       ------       ------
      Total 90 days or more past due and accruing          --            1

Other real estate owned and repossessed assets          2,127        2,145
                                                       ------       ------
          Total other non-performing assets

            Total non-performing assets                $3,459       $3,060
                                                       ======       ======


Ratio of non-performing assets to total assets           2.43%        2.31%
                                                       ======       ======

Other Real Estate Owned

Other real estate owned totaled $2.1 million at March 31, 2003, which is consists of residential and non-residential properties. United is actively seeking disposition of the properties.


Classified Assets

Classified assets totaled $6.4 million at March 31, 2003 compared to $6.1 million at December 31, 2002. Total classified assets were 59.3% and 55.4% of Fidelity's capital and reserves at March 31, 2003 and December 31, 2002, respectively. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $6.8 million at March 31, 2003, compared to $11.9 million at December 31, 2002, for which management was closely monitoring the borrower's abilities to comply with payment terms.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2003 and December 31, 2002, United is categorized as well capitalized and met all subject capital adequacy requirements.

United's Capital Ratios
                                                                             Required for        To be well
                                                        Actual             Adequate capital      Capitalized
                                                        Amount     Ratio   Amount   Percent    Amount   Percent
As of March 31, 2003
Total risk-based capital (to risk-weighted assets)      $11,159     12.8%   $6,962     8.0%     $8,703    10.0%
Tier 1 capital (to risk-weighted assets)                  8,998     10.3     3,481     4.0       5,222     6.0
Core capital (to adjusted total assets)                  11,105      8.3     5,367     4.0       6,708     5.0
Core capital (to adjusted tangible assets)               11,105      8.3     2,683     2.0         N/A     N/A
Tangible capital (to adjusted total assets)              10,676      8.0     2,006     1.5         N/A     N/A

As of December 31, 2002
Total risk-based capital (to risk-weighted assets)      $11,107     12.5%   $9,497     8.0%    $11,871    10.0%
Tier 1 capital (to risk-weighted assets)                  8,823     10.0     4,748     4.0       7,122     6.0
Core capital (to adjusted total assets)                  10,929      8.8     5,998     4.0       7,497     5.0
Core capital (to adjusted tangible assets)               10,929      8.8     2,999     2.0         N/A     N/A
Tangible capital (to adjusted total assets)              10,520      8.5     2,249     1.5         N/A     N/A

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS under the terms of the Supervisory Agreement.

The Stock Purchase Agreement approved by Fidelity's shareholders in May 2000 provides that, for three years following the approval of the stock purchase agreement, Pedcor is entitled to purchase additional shares at market value from Fidelity in an aggregate amount up to $5.0 million. Approximately $4.4 million remained available under this option at March 31, 2003. As discussed in the "Subsequent Event" footnote, Pedcor Holdings and affiliates acquired 2,777,777 shares of common stock for $4.0 million in cash in April 2003 therefore leaving approximately $388,000 in unexercised options.

Fidelity obtained a $1.5 million line of credit in the first quarter of 2001 and can draw on this line until its expiration in September 2003. At March 31, 2003, no amount was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock to Pedcor, additional debt or equity financing, or dividends from United (with OTS approval), to the holding company. Fidelity believes that the above actions will assist it in meeting its future liquidity needs.

o Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

General. Net income for the quarter ended March 31, 2003 was $55,000 compared to $86,000 for the quarter ended March 31, 2002. Net interest income decreased, while non-interest income increased and non-interest expense decreased.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first three months of 2003 and 2002:

                                                                    Three Months Ended
                                                                         March 31,
                                                                   (dollars in thousands)
                                                                   ---------------------
                                                                     2003        2002
                                                                   ---------   ---------
Interest-earning assets                                            $ 116,127   $ 138,350
Interest-bearing liabilities                                         119,140     139,525
                                                                   ---------   ---------
   Net interest-earning assets or (interest-bearing liabilities)   $  (3,013)  $  (1,175)
                                                                   =========   =========

Average yield on:
   Interest-earning assets                                              5.59%       7.54%
   Interest-bearing liabilities                                         3.94        4.66
                                                                   ---------   ---------
            Net interest spread                                         1.65%       2.88%
                                                                   =========   =========

            Net interest margin                                         1.55%       2.85%
                                                                   =========   =========

Net interest income for the first three months of 2003 was $444,000 compared to $971,000 earned during the first three months of 2002. Total interest income decreased $971,000 to $1.6 million for the quarter ended March 31, 2003 from $2.6 million for the same quarter in 2002. During the first quarter of 2002, an additional $156,000 in interest income was recognized on previously charged off loans compared to none in 2003. The remaining decrease in interest income was primarily attributable to a decrease in average consumer loans of $25.9 million resulting in the completion of the securitization transaction in the third quarter of 2002. The decrease in average balances in combination of partially replacing these assets at lower yields resulted in a decrease in consumer loan interest income of $665,000. Interest expense decreased $444,000 due to a combination of a decrease of $76,000 and $170,000 due to a decrease in certificate of deposits volume and rate, respectively. The primary remaining decrease is associated with the decrease in volume and rate of FHLB advances.

The following table sets forth the details of the rate and volume change for the first three months of 2003 compared to the same period in 2002.

                                           Three Months Ended March 31,
                                                  2003 vs 2002
                                               Increase (Decrease)
                                                Due to change in
                                           ---------------------------
                                           Volume      Rate      Total
                                           ------      ----      -----
Interest Income:
  Loans and mortgage-backed securities     $(502)     $(440)     $(942)
  Other interest-earning assets              (16)       (13)       (29)
                                           -----      -----      -----
     Total interest-earning assets          (518)      (453)      (971)

Interest Expense:
  Deposits                                   (76)      (170)      (246)
  FHLB advances and other borrowings        (185)       (13)      (198)
                                           -----      -----      -----
  Total interest-bearing liabilities        (261)      (183)      (444)
                                           -----      -----      -----
  Change in net interest income            $(257)     $(270)     $(527)
                                           =====      =====      =====


Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the three months ended March 31, 2003 was a credit of $104,000 compared to zero for the three months ended March 31, 2002. Additional loan loss provisions were made during the current quarter based on loan growth, delinquency and charge-off trends. However, these provisions were offset by the reversal of $179,000 in consumer loan allowances as a result of excess reserves created from consumer loan sales completed during the quarter.

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

Non-interest income

Non-interest income for the three months ended March 31, 2003 was $1.2 million compared to $930,000 for the same period in 2002, an increase of $288,000.

Net gains on loan sales decreased $261,000 from the prior year's quarter due to a decrease in volume of automobile loans sold. A $320,000 gain on the sale of available for sale investments was recognized in the most recent quarter compared to zero in the same quarter in 2002. Increased prepayment speeds, remaining premiums and pricing made it advantageous to sell the securities as opposed to holding them. Although the entire investment portfolio is available for sale, Fidelity believes the sale of investment securities are considered non-recurring in nature. A $72,000 gain on the sale of an interest rate swap was recognized in 2002 compared to zero in 2003. Income of $60,000 was recognized on the retained interests in securitized assets. An increase in early payoffs on automobile loans due to the historically low interest rate environment resulted in the recapture of $83,000 in fees previously paid to automobile dealerships compared to $5,000 for the same period in 2002. Included in other income were non-recurring items which Fidelity received during the first quarter of 2003 totaling approximately $125,000 from Fidelity's active participation in affordable housing activities, which ended late last year.

Non-interest expense

Non-interest expense decreased $125,000 to $1.8 million for the quarter ended March 31, 2003 compared to $1.9 million for the same period in 2002.

Salaries and employee benefits decreased $57,000 from the first three months of 2002 due to efficiencies created. Data processing expense increased $20,000 over the prior year due to increased volume of mortgage and consumer loans serviced when compared to the same period in 2002. Printing, postage and office supplies decreased $21,000 from the prior year due to various improvements made in the purchasing and printing process. Professional liability insurance expense increased $21,000 over the prior year due to rate increases for insurance resulting from terrorism and corporate governance issues that have occurred over the past year. Intangible asset amortization was $52,000 for the first three months of 2002 compared to zero in 2003 due to the change in the estimated lives of these assets in the third quarter of 2002.

Income tax benefit

The income tax benefit was $50,000 for the three months ending March 31, 2003 compared to a $71,000 benefit in the same period last year. Included in this benefit are tax credits of $50,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at March 31, 2003 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan and then achieve 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. Due to capital gains generated as a result of the sale of two Company subsidiaries, and a level of projected profitability for 2002 being less than originally anticipated, Fidelity established a valuation allowance of $500,000 at December 31, 2002. Fidelity considers the current valuation allowance adequate at March 31, 2003 based upon the results of the above analysis and assumptions, but cannot assure that future income will be enough to support the current level of deferred taxes.

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

Recently Issued Accounting Guidance

In November 2002, the FASB issued Interpretation No. 45, (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for periods ending after December 15, 2002. Adoption of the requirements of FIN 45 did not have a material effect on Fidelity's Consolidated Financial Statements.

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

The data for March 31, 2003 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for March 31, 2003, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2002.

Item 4 - Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. Fidelity's principal executive officer and principal financial officer have concluded that Fidelity's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-Q, are effective.

b. Changes in Internal Controls. There have been no significant changes in Fidelity's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

c. Limitations on the Effectiveness of Controls. Fidelity's management, including its principal executive officer and principal financial officer, does not expect that Fidelity's disclosure controls and procedures and other internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

d. CEO and CFO Certifications. Appearing immediately following the Signatures section of this report there are Certifications of Fidelity's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

      PART II -- OTHER INFORMATION


ITEM 1    Legal Proceedings:
          ------------------
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries are a party of or which any of their property is the subject.

ITEM 2    Changes in Securities and Use of Proceeds:
          ------------------------------------------
          On December 3, 2002, Fidelity sold 133,460 shares of common stock at a price of $1.70 per share, or approximately $226,882 in aggregate, to certain accredited investors. Fidelity had reasonable grounds to believe that the investors were accredited investors, capable of evaluating merits and risks of this investment, and who acquired the shares for investment purposes. The transactions were private in nature, and the shares were issued in reliance upon Section 4(2) and /or Rule 506 promulgated under the Securities Act of 1933, as amended.

          On April 1, 2003, Fidelity issued an aggregate of 2,777,777 shares of common stock at the exercise price of $1.44 per share, or approximately $4,000,000 in aggregate, to Pedcor Holdings, LLC and Pedcor Bancorp as a result of their exercise of a stock option. Fidelity had reasonable grounds to believe that the investors were accredited investors, capable of evaluating merits and risks of this investment, and who acquired the shares for investment purposes. The transactions were private in nature, and the shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Bruce A. Cordingley, Gerald K. Pedigo and Phillip J. Stoffregen, directors of Fidelity, are executive officers of Pedcor Holdings, LLC and Pedcor Bancorp.

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

         (c) Employment agreement between Fidelity and Donald R. Neel, filed as exhibit 10(d) to Fidelity's 2000 Annual Report on Form 10-K, is incorporated herein by reference

b.                  A form 8-K was filed on April 23, 2003

                    On April 22, 2003, Fidelity issued a press release in connection with Fidelity's first quarter 2003 earnings release.

                    A form 8-K was filed on April 7, 2003

                    On April 4, 2003, Fidelity issued a press release reporting that it had issued 2,777,777 shares of common stock for $4.0 million in cash through the exercise of an option held by Pedcor Holdings and affiliates.

                    A form 8-K was filed on February 20, 2003

                    On February 20, 2003, Fidelity issued a press release in connection with Fidelity Federal's quarterly earnings release and completion of the sale of its affordable housing subsidiaries and related assets.

99.1        Regulation FD Disclosure - Chief Executive Officer
99.2        Regulation FD Disclosure - Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIDELITY FEDERAL BANCORP

Date: May 14, 2003                            By: /s/  DONALD R. NEEL
------------------                                -----------------------------
                                                  Donald R. Neel
                                                  President and CEO



                                              By: /s/  MARK A. ISAAC
                                                  -----------------------------
                                                  Mark A. Isaac
                                                  Vice President and CFO
                                                  (Principal Financial Officer)

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



Date:  May 14, 2003                               /s/  Donald R. Neel
                                                  -----------------------------
                                                  Donald R. Neel
                                                  President and CEO
                                                  (principal executive officer)

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



Date:  May 14, 2003                               /s/  Mark A. Isaac
                                                  -----------------------------
                                                  Mark A. Isaac
                                                  Vice President and CFO
                                                  (principal financial officer)

                                Index to Exhibits



Page     Exhibit Number     Exhibit
-------------------------------------------------------------------------------

         99.1               Regulation FD Disclosure - Chief Executive Officer
         99.2               Regulation FD Disclosure - Chief Financial Officer