Form 10-Q
period 2003-06-30
FIDELITY FEDERAL BANCORP
filed 2003-08-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 2003


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

As of July 25, 2003, there were 9,618,658 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheets.................................     3

   Condensed Consolidated Statements of Income...........................     4

   Condensed Consolidated Statements of Changes in Stockholders' Equity..     5

   Condensed Consolidated Statements of Cash Flows.......................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
          and Financial Condition........................................ 11-18

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.....    18

  ITEM 4--Controls and Procedures........................................ 18-19

PART II - OTHER INFORMATION..............................................    20

SIGNATURES...............................................................    23

Index to Exhibits........................................................    24

Item 1 - Financial Statements

                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                     June 30,      December 31,
                                                                       2003           2002
                                                                     ---------      ---------
                                                                    (Unaudited)
Assets
Cash and due from banks                                              $   1,568      $   1,454
Interest-bearing demand deposits                                         3,758          2,369
                                                                     ---------      ---------
   Cash and cash equivalents                                             5,326          3,823
Investment securities available for sale                                46,883         34,912
Loans, net of allowance for loan losses of $690 and $837                76,604         73,087
Premises and equipment                                                   4,756          4,935
Federal Home Loan Bank of Indianapolis stock                             2,710          2,674
Deferred income tax receivable                                           5,678          5,615
Foreclosed assets held for sale, net of allowance of $0 and $100           219          2,145
Interest receivable and other assets                                     5,752          5,099
                                                                     ---------      ---------

   Total assets                                                      $ 147,928      $ 132,290
                                                                     =========      =========

Liabilities
Deposits
   Non-interest bearing                                              $   5,245      $   3,209
   Interest bearing                                                    105,097        103,582
                                                                     ---------      ---------
     Total deposits                                                    110,342        106,791
Federal Home Loan Bank Advances                                         17,000          3,000
Long-term debt                                                           4,302         10,586
Valuation allowance for letters of credit                                  283            445
Other liabilities                                                        2,254          1,880
                                                                     ---------      ---------
     Total liabilities                                                 134,181        122,702
                                                                     ---------      ---------

Commitments and Contingencies                                               --             --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--9,618,658 and 6,740,883 shares                   9,619          6,741
Additional paid-in capital                                              16,635         15,359
Stock warrants                                                             261            261
Accumulated deficit                                                    (12,995)       (13,152)
Accumulated other comprehensive income                                     227            379
                                                                     ---------      ---------
Total stockholders' equity                                              13,747          9,588
                                                                     ---------      ---------

Total liabilities and stockholders' equity                           $ 147,928      $ 132,290
                                                                     =========      =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                              2003            2002            2003           2002
                                                          -----------------------------------------------------------
 Interest Income
   Loans receivable                                        $     1,181     $     1,963     $     2,360     $     4,137
   Investment securities--taxable                                  364             474             689             784
   Loans held for sale                                              --              --              39              --
   Deposits with financial institutions                             16              32              38              82
   Other dividend income                                            35              41              73              80
                                                           -----------     -----------     -----------     -----------
         Total interest income                                   1,596           2,510           3,199           5,083
                                                           -----------     -----------     -----------     -----------

Interest Expense
   Deposits                                                        744           1,140           1,633           2,273
   Short-term borrowings                                             3               7               3              24
   Long-term debt                                                  233             483             503             935
                                                           -----------     -----------     -----------     -----------
         Total interest expense                                    980           1,630           2,139           3,232
                                                           -----------     -----------     -----------     -----------

Net Interest Income                                                616             880           1,060           1,851
   Provision for loan losses                                       (18)             --            (122)             --
                                                           -----------     -----------     -----------     -----------

Net Interest Income After Provision for Loan Losses                634             880           1,182           1,851
                                                           -----------     -----------     -----------     -----------

Other Income
   Service charges on deposit accounts                             113             111             219             197
   Net gains on loan sales                                         131             176             321             444
   Net gains on investment sales                                    --              73             320              73
   Letter of credit fees                                           121             125             242             250
   Underwriting and document prep fees                              75              21             117              58
   Gain on disposition of rate swap                                 --              --              --              72
   Servicing fees on loans sold                                     74              37             137              74
   Securitization income                                            54              --             114              --
   Fees recaptured on automobile loans                              79               7             162              12
   Gain on sale of real estate owned                               305              --             317              --
   Other income                                                    154             270             376             570
                                                           -----------     -----------     -----------     -----------
         Total non-interest income                               1,106             820           2,325           1,750
                                                           -----------     -----------     -----------     -----------

Other Expenses
   Salaries and employee benefits                                  844             866           1,724           1,803
   Occupancy                                                        83              89             175             185
   Equipment                                                        99              83             199             170
   Data processing                                                 115              85             215             165
   Deposit insurance                                                12              14              26              29
   Legal and professional                                           64              64             115             127
   Insurance                                                        73              45             135              86
   Advertising                                                      44              34              89              75
   Printing, postage, and office supplies                           54              56             112             133
   Bond issuance expense                                            63              16              79              31
   Letter of credit valuation provision                           (170)             --            (170)             --
   Loss on investment in partnership                                20              58              40              94
   Amortization of intangible assets                                --              --              --              52
   Correspondent bank charges                                       37              32              71              65
   Other                                                           320             312             610             625
                                                           -----------     -----------     -----------     -----------
         Total non-interest expense                              1,658           1,754           3,420           3,640
                                                           -----------     -----------     -----------     -----------

Income (Loss) Before Income Tax                                     82             (54)             87             (39)
   Income tax expense (benefit)                                    (21)            (98)            (71)           (169)
                                                           -----------     -----------     -----------     -----------
Net Income                                                 $       103     $        44     $       158     $       130
                                                           ===========     ===========     ===========     ===========

Basic Earnings per Share                                   $      0.01     $      0.01     $      0.02     $      0.02

Diluted Earnings per Share                                 $      0.01     $      0.01     $      0.02     $      0.02

Average Common and Common Equivalent shares outstanding    $ 9,618,659     $ 6,071,627     $ 8,234,129     $ 6,047,163

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                         Six Months End
                                                                             June 30,
                                                       -------------------------------------------------
                                                                      2003                        2002
                                                                    --------                    --------
Beginning Balance                                                   $  9,588                    $ 11,895
   Comprehensive income
     Net income                                             158                       130
     Other comprehensive income (loss) - net of tax        (152)                       24
                                                       --------                  --------
   Comprehensive income                                                    6                         154
   Issuance of stock                                                   4,153                         165
   Issuance of stock warrants                                                                        250
                                                                    --------                    --------
Balances, June 30 (unaudited)                                       $ 13,747                    $ 12,464
                                                                    ========                    ========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 ---------------------
                                                                                   2003         2002
                                                                                 --------     --------
Operating Activities
   Net income (loss)                                                             $    158     $    130
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                                       (122)          --
     Letter of credit valuation provision                                            (170)          --
     Net gain on sales of securities available for sale and foreclosed assets        (637)         (73)
     Depreciation and amortization                                                    219          253
     Valuation allowance--affordable housing investments                               --           28
     Loans originated for sale                                                    (34,457)      (7,739)
     Proceeds from sale of loans                                                   34,608        7,748
     Changes in
       Interest payable and other liabilities                                         382         (619)
       Interest receivable and other assets                                          (615)        (447)
     Other                                                                             47          (65)
                                                                                 --------     --------
     Net cash used by operating activities                                           (587)        (784)
                                                                                 --------     --------

Investing Activities
   Purchases of securities available for sale                                     (33,028)     (22,902)
   Proceeds from sales of securities available for sale                             8,966        7,786
   Proceeds from maturities of securities available for sale                       12,098           --
   Net change in FHLB stock                                                           (36)          --
   Net change in loans                                                             (3,956)         413
   Proceeds from sale of foreclosed assets                                          2,666
   Purchase of premises and equipment                                                 (40)         (52)
   Funding on outstanding letters of credit                                            --         (230)
                                                                                 --------     --------
     Net cash used by investing activities                                        (13,330)     (14,985)
                                                                                 --------     --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                                           454       (1,878)
     Certificates of deposit                                                        3,097        7,269
   Short-term borrowings                                                               --           --
   Proceeds of FHLB advances                                                       14,000        6,778
   Repayment of long-term debt                                                     (6,284)      (6,436)
   Issuance of stock                                                                4,153          165
   Issuance of stock warrants                                                          --          250
                                                                                 --------     --------
     Net cash provided by financing activities                                     15,420        6,148
                                                                                 --------     --------

Net Change in Cash and Cash Equivalents                                             1,503       (9,621)

Cash and Cash Equivalents, Beginning of Period                                      3,823       16,316
                                                                                 --------     --------

Cash and Cash Equivalents, End of Period                                         $  5,326     $  6,695
                                                                                 ========     ========

Additional Cash Flows Information
   Interest paid                                                                 $  2,127     $  3,789
   Income tax paid (refunded)                                                          --           --
   Real estate acquired in settlement of loans                                        657        1,910

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements.

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

o        Stockholders' Equity

In April 2003, Fidelity issued 2,777,777 shares of common stock for $4.0 million in cash through the exercise of an option held by Pedcor Holdings and affiliates ("Pedcor"). The exercise price per share was $1.44, and was determined under a formula included in the shareholder-approved stock purchase agreement effective May 19, 2000. The proceeds of the option exercise were utilized to reduce Fidelity's long-term debt outstanding. The remaining options expired on May 19, 2003.

Pedcor Holdings is a member of a group of companies which is controlled by Bruce
A. Cordingley, Gerald K. Pedigo, and Phillip J. Stoffregen, directors of Fidelity Federal. Following the option exercise, the Pedcor group beneficially owns approximately 65% of Fidelity's issued and outstanding stock.

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

o        Other Restrictions

The Agreement with the OTS is in effect until terminated, modified or suspended by the OTS. The agreement was entered into in February 1999. The agreement as written has been modified by mutual agreement to eliminate certain restrictions. Under the terms of the Agreement, United developed and submitted to the OTS for approval a strategic plan which included, at a minimum, capital targets; specific strategies; the completion of quarterly projections for a three-year period; concentration limits for all assets; a plan for reducing United's concentrations of high risk assets; review of infrastructure, staffing and expertise with respect to each area of United's operations; and capital planning. The strategic plan is updated annually and submitted to the OTS.

In addition, United is also prohibited from taking certain actions without prior approval, including but not limited to: engaging in "sub prime" consumer lending activities; making capital distributions, including dividends to Fidelity; making any additional equity investments; real estate development without specific approval of the OTS; acquiring any additional real estate for future development; selling any asset to an affiliated party without prior written approval of the OTS; and engaging in any new activities not included in the strategic plan.

United is also required to obtain OTS approval prior to adding or replacing any director or senior executive officer, from entering into any contract with any executive officer or director which would require a golden-parachute payment and from increasing any executive benefit package in an amount in excess of the annual cost of living.

The Agreement currently limits the growth of its automobile loan portfolio, including retained interests in an automobile loan securitization transaction in 2002.

United received OTS approval in the first quarter of 2002 to resume commercial lending on a limited basis in accordance with its business plan. In 2002, United received OTS approval to complete a $50.0 million automobile loan securitization transaction. Internet banking, a new activity approved by OTS, was introduced to United's customers on July 1, 2003.

Management of United has taken, or has refrained from taking, as applicable, the actions requested by the OTS. United believes it was in compliance with the modified provisions of the Agreement at June 30, 2003.

o        Earnings per share

Earnings per share (EPS) were computed as follows:

                                                                 Three Months Ended June 30, 2003
                                                            ---------------------------------------------
                                                              Income    Weighted-Average    Per Share
                                                                             Shares           Amount
                                                            ---------------------------------------------
           Net income                                         $ 103
                                                              =====
           Basic earnings per share
               Income (loss) available to common
                 stockholders                                 $ 103         9,618,659          $ 0.01
                                                                                               ======
           Effect of dilutive securities
               Stock options                                      -                  -
                                                             ------         ----------
           Diluted earnings per share
               Income (loss) available to common
                 stockholders and assumed conversions        $  103         9,618,659          $ 0.01
                                                             ======         =========          ======


                                                                 Three Months Ended June 30, 2002
                                                            ---------------------------------------------
                                                              Income    Weighted-Average    Per Share
                                                                             Shares           Amount
                                                            ---------------------------------------------
           Net income                                           $ 44
                                                                ====
           Basic earnings per share
               Income available to common stockholders          $ 44          6,062,464         $0.01
                                                                                                =====
           Effect of dilutive securities
               Stock options                                       -              9,163
                                                              ------          ---------
           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                            $ 44          6,071,627         $0.01
                                                                ====          =========         =====


                                                                  Six Months Ended June 30, 2003
                                                            ---------------------------------------------
                                                              Income    Weighted-Average    Per Share
                                                                             Shares           Amount
                                                            ---------------------------------------------

           Net income                                         $ 158
                                                              =====
           Basic earnings per share
               Income (loss) available to common
                 stockholders                                 $ 158         8,234,129          $ 0.02
                                                                                               ======
           Effect of dilutive securities
               Stock options                                      -                 -
                                                             ------         ---------
           Diluted earnings per share
               Income (loss) available to common
                 stockholders and assumed conversions        $  158         8,234,129          $ 0.02
                                                             ======         =========          ======


                                                                  Six Months Ended June 30, 2002
                                                            ---------------------------------------------
                                                              Income    Weighted-Average    Per Share
                                                                             Shares           Amount
                                                            ---------------------------------------------

           Net income                                          $ 130
                                                               =====
           Basic earnings per share
               Income available to common stockholders         $ 130          6,037,774         $0.02
                                                                                                =====
           Effect of dilutive securities
               Stock options                                       -              9,389
                                                              ------         ----------
           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                           $ 130          6,047,163         $0.02
                                                               =====          =========         =====

Options to purchase 326,996 shares of common stock at prices ranging from $1.53 to $11.81 per share as well as stock warrants representing the right to purchase 527,753 share of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

o        Automobile Loan Securitization

United completed an automobile loan securitization transaction in 2002.

A summary of the components of serviced loans, which represents both owned and securitized loans, follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                   Loans Past
                                                    Principal       Due Over
As of June 30, 2003                                  Balance         30 Days
------------------------------------------------------------------------------

 Total  serviced automobile loans                   $ 84,771           $353
 Less: Automobile loans securitized                  (31,781)          (127)
       Automobile loans serviced                     (31,358)           (74)
                                                   ---------------------------

 Total automobile loans held in portfolio           $ 21,632          $ 152
                                                   ===========================

United estimates the fair value of the retained interest at the date of the transfer and during the period of the transaction based on a discounted cash flow analysis. United receives monthly servicing fees based on the principal loan balances outstanding, the rights to future cash flows arising after investors in the securitization trust have received their contractual return and after certain administrative costs of operating the trust. These cash flows are estimated over the life of the loans using prepayment, default and interest rate assumptions that market participants would use for financial instruments subject to similar levels of prepayment, credit and interest rate risk.

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2002 and thus far in 2003 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistently with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

                                                 Weighted-       Monthly       Expected
                                                  Average      Prepayment     Cumulative     Annual      Weighted-
                                       Fair         Life          Speed         Credit      Discount      Average
                                       Value    (in months)      (% ABS)        Losses        Rate        Coupon
                                    ---------------------------------------------------------------------------------
Interest-only strip
   As of the date of securitization   $ 2,707          39         1.50%          1.50%         15.0%        9.09%
   As of June 30, 2003                  2,035          24         1.83           1.50          15.0         8.64
   Decline in fair value of 10%
     adverse change                                              $  41           $ 24          $ 35
   Decline in fair value of 20%
     adverse change                                                 80             47            71

Servicing asset
   As of the date of securitization       362          39         1.50%          1.50%         15.0%
   As of June 30, 2003 *                  246          24         1.83           1.50          15.0
   Decline in fair value of 10%
     adverse change                                               $ 10            $ 0           $ 2
   Decline in fair value of 20%
     adverse change                                                 19              0             5

*Carrying value of the servicing asset approximated fair value at June 30, 2003.

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

                                                                       Three months ended        Six months ended
                                                                            June 30                  June 30
                                                                  ---------------------------------------------------
                                                                        2003          2002       2003       2002
                                                                  ---------------------------------------------------
Net income as reported                                                $   103        $  44       $ 158      $ 130
Less:  Total stock-based compensation cost determined
       under the fair value based method, net of income taxes              (8)         (48)        (16)       (54)
                                                                  ---------------------------------------------------

Pro forma net income                                                       95           (4)        142         76
                                                                  ===================================================

Basic earnings per share - as reported                                  $0.01         $0.01      $0.02       $0.02
Basic earnings per share - pro forma                                    $0.01         $0.00      $0.02       $0.01
Diluted earnings per share - as reported                                $0.01         $0.01      $0.02       $0.02
Diluted earnings per share - pro forma                                  $0.01         $0.00      $0.02       $0.01

o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three and six month periods ended June 30, 2002 have been made to conform to the presentation of the three and six month periods ended June 30, 2003. These reclassifications had no effect on net income.


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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 were $147.9 million, an increase of $15.6 million from $132.3 million at December 31, 2002. The increase in total assets was primarily attributable to a $12.0 million increase in investment securities available for sale and $3.5 million increase in net loans.

United's investment portfolio consists entirely of mortgage related securities which are classified as "available for sale". Approximately $9.0 million of securities were sold during the first half of 2003 due to continued rapid prepayments in connection with the low market rate environment, but replaced with approximately $33.1 million in similar mortgage-backed securities during the first six months of 2003.

Net loans increased $3.5 million to $76.6 million at June 30, 2003. The increase is associated with a $3.5 million increase in consumer loans. Low interest rates resulted in a $1.1 million increase in residential real estate loans. Offsetting these increases was a $2.5 million decrease in loans due to the payoff of two loans on multifamily real estate properties.

The allowances for loan losses decreased to $690,000 at June 30, 2003, from $837,000 at December 31, 2002. The decline was due to a $122,000 credit to the provision for loan losses and $25,000 in net charge-offs. The $122,000 loan loss provision credit was due to excess allowance created from consumer loan sales during this year and a reduction of excess reserves on two multifamily real estate properties that paid off during the second quarter of 2003. The allowance for loan losses represented 0.89% of total loans at June 30, 2003, a decrease from 1.13% at December 31, 2002. Relative to non-performing assets, the allowance for loan losses was 41.4% at June 30, 2003, compared to 27.4% at December 31, 2002.

The following table sets forth an analysis of the allowance for loan losses for the six months ended June 30, 2003 and the year ended December 31, 2002:

                                                                   Six months
                                                                     ended             Year ended
                                                                    June 30,           December 31,
                                                                      2003                 2002
                                                               -------------------   -----------------
                                                                      (dollars in thousands)
Allowance for loan losses at beginning of period                     $ 837                $2,138
Provision for losses                                                  (122)                 (360)
Loans charged off                                                     (106)               (1,954)
Recoveries on loans                                                     81                 1,013
                                                               -------------------   -----------------
Allowance for loan losses at end of period                           $ 690                $  837
                                                               ===================   =================

Foreclosed assets held for sale decreased $1.9 million primarily due to the disposition of a commercial real estate property.

Total deposits increased $3.5 million to $110.3 million at June 30, 2003, from $106.8 million at December 31, 2002. Approximately $2.0 million of the increase was associated with an increase in non-interest bearing deposit accounts and the remaining increase was in certificates of deposit.

Federal Home Loan Bank advances increased $14.0 million to $17.0 million at June 30, 2003. The increase in borrowings was utilized to fund investment and loan growth during the first half of 2003.

Long-term debt decreased $6.3 million to $4.3 million at June 30, 2003. Notes payable secured by multi-family mortgages totaling $2.4 million and bearing interest of 7.42% were paid off during the second quarter. An additional $1.5 million note payable bearing interest at 10.50% was paid off during the second quarter as well. Finally, $2.2 million in senior subordinated notes bearing interest at 10% were retired. Fidelity utilized liquidity from a $4.0 million stock option exercise by Pedcor Holdings and affiliates in April 2003 to pay off the above noted long-term debt.

Total stockholders' equity increased $4.1 million from December 31, 2002 to $13.7 million at June 30, 2003. The increase was primarily attributable to the exercise of stock options totaling $4.1 million during the first half of 2003 by Pedcor Holdings and affiliates and net income for the year-to-date.

Non-Performing Assets

Non-performing assets decreased $1.4 million from December 31, 2002 to $1.7 million or 1.1% of total assets at June 30, 2003. The decrease is primarily due to the sale of one commercial real estate asset with a carrying value of $1.8 million.

The following table provides information on Fidelity's non-performing assets as of June 30, 2003 and December 31, 2002:

                                                              June 30,       December 31,
                                                                2003             2002
                                                            ------------------------------
                                                                (Dollars in Thousands)
  Non-accrual loans
     Consumer                                                 $    221        $   131
     Commercial                                                    376            388
     Real estate mortgage                                          754            356
                                                              --------       --------
       Total non-accrual loans                                   1,351            875
  Restructured
       Total restructured loans                                     95             39
  90 days or more past due and accruing
     Mortgage                                                        -              1
                                                              --------       --------
       Total 90 days or more past due and accruing                   -              1

  Foreclosed and repossessed assets                                219          2,145
                                                              --------       --------

           Total non-performing assets                        $  1,665       $  3,060
                                                              ========       ========


  Ratio of non-performing assets to total assets                 1.13%          2.31%
                                                              ========       ========

Foreclosed and Repossessed Assets

Forclosed and repossessed assets totaled $219,000 at June 30, 2003, which consists of residential and non-residential properties. As previously discussed, United disposed of a commercial real estate property with a value of $1.8 million during the second quarter of 2003.

Classified Assets

Classified assets totaled $2.0 million at June 30, 2003 compared to $6.0 million at December 31, 2002. Total classified assets were 13.6% and 55.4% of Fidelity's capital and reserves at June 30, 2003 and December 31, 2002, respectively. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $6.8 million at June 30, 2003, compared to $11.9 million at December 31, 2002, for which management was closely monitoring the borrower's abilities to comply with payment terms. Classified assets decreased $4.0 million from December 31, 2002 to $2.0 million at June 30, 2003. The decrease is primarily attributable to two classified multifamily loans totaling $2.6 million that were paid off during the second quarter, in addition to the $1.8 million non-residential property that was sold during the quarter.

Capital Resources

United is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned category is largely determined by three ratios that are calculated according to the regulations: tangible capital, core capital and risk-based capital ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 2003 based on capital regulations currently in effect for savings institutions.

                                       Tangible         Core       Risk-based
                                        Capital        Capital       Capital

Regulatory capital                     $ 10,841       $ 11,250      $ 11,326
Minimum capital requirement               2,132          5,701         7,246
                                       --------       --------      --------
Excess capital                            8,709          5,549         4,080
                                       ========       ========      ========

Regulatory capital ratio                   7.63%          7.89%       12.50%
Required capital ratio                     1.50%          4.00%        8.00%
                                       --------       --------      --------
Ratio excess                               6.13%          3.89%        4.50%
                                       ========       ========      ========

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is currently restricted from paying any dividends to Fidelity without prior approval of the OTS under the terms of the Supervisory Agreement.

The Stock Purchase Agreement approved by Fidelity's shareholders in May 2000 provides that, for three years following the approval of the stock purchase agreement, Pedcor is entitled to purchase additional shares at market value from Fidelity in an aggregate amount up to $5.0 million. Prior to the May 2003 expiration of this option, Pedcor Holdings and affiliates had $4.4 million available of the original $5.0 million of which they acquired 2,777,777 shares of common stock for $4.0 million in cash in April 2003. Approximately $388,000 in unexercised options expired in May 2003.

Fidelity has a $500,000 line of credit and can draw on this line until its expiration in September 2004. At June 30, 2003, no amount was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock, additional debt or equity financing, or dividends from United, to Fidelity. Fidelity believes that the above actions, in addition to the recent $6.4 million in debt reduction, will assist it in meeting its future liquidity needs.

o Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General. Net income for the quarter ended June 30, 2003 was $103,000 compared to $44,000 for the quarter ended June 30, 2002. Net interest income decreased, while non-interest income increased and non-interest expense decreased.

Net Interest Income

Net interest income of $616,000 was recognized during the quarter ended June 30, 2003, compared to $880,000 for the same period in 2002.

Total interest income decreased $914,000 to $1.6 million for the quarter ended June 30, 2003, from $2.5 million for the same quarter in 2002. Total interest income on loans decreased $782,000 in addition to a $110,000 decrease in interest income from investment securities. Average loans outstanding decreased $29.0 million to $73.8 million at June 30, 2003. During the second half of 2002, United completed a loan securitization transaction resulting in the sale of approximately $50 million in consumer loans.

Total interest expense decreased $650,000 to $980,000 for the quarter ended June 30, 2003. The reduction in interest expense was mainly the product of average deposits decreasing $16.5 million to $107.4 million for the quarter ended June 30, 2003, from $123.9 million for the quarter ended June 30, 2002 combined with the average cost of those deposits falling to 3.04% from 3.82% for the respective periods. Also, the average cost of FHLB advances decreased to 1.85% on an average balance of $12.2 million in the most recent quarter compared to a cost of 4.65% on an average balance of $17.0 million for the same period a year ago.

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the three months ended June 30, 2003 was a credit of $18,000 compared to zero for the three months ended June 30, 2002. Additional loan loss provisions were made during the current quarter based on loan growth, delinquency and charge-off trends. However, these provisions were offset by the reduction of consumer loan allowances as a result of consumer loan sales completed during the quarter, and the payoffs of two large multifamily loans during the second quarter. During the quarter, a $170,000 credit to the letter of credit valuation provision was recorded along with a corresponding entry to the provision for loan losses in which net income was not impacted by the transaction.

Non-interest income

Non-interest income for the three months ended June 30, 2003 was $1.1 million compared to $820,000 for the same period in 2002, an increase of $286,000.

Net gains on loan sales decreased $45,000 from the prior year's quarter primarily due to a decrease in volume of automobile loans sold. A $73,000 gain on the sale of available for sale investments was recognized for the quarter ended June 30, 2002 compared to none for the same period in 2003. The sale of two foreclosed properties contributed $305,000 during the quarter compared to none in 2002. Income of $54,000 was recognized on the retained interests in securitized assets. Increased mortgage loan volume resulted in a $54,000 increase in underwriting and document fees over the prior year. An increase in early payoffs on automobile loans due to the historically low interest rate environment resulted in the repayment of $79,000 in interest previously paid by United to automobile dealerships compared to $7,000 for the same period in 2002. Included in other income for 2002 was a $140,000 gain in connection with Fidelity liquidating a $500,000 senior note for $360,000.

Non-interest expense

Non-interest expense decreased $96,000 to $1.7 million for the quarter ended June 30, 2003 compared to $1.8 million for the same period in 2002.

Salaries and employee benefits decreased $22,000 from the second quarter of 2002. Equipment expense increased $16,000 over the prior due to increased maintenance and depreciation expense. Data processing expense increased $30,000 over the prior year due to increased volume of mortgage and consumer loans serviced when compared to the same period in 2002. Professional liability insurance expense increased $28,000 over the prior year due to market rate increases during the year. Bond issuance expense increased $47,000 over 2002 in connection with $2.3 million retirement in subordinated notes during the quarter and the deferred costs associated with the retired debt. A $170,000 credit to the valuation provision was recorded compared to none in 2002 as noted above in the provision discussion.

Comparison of Operating Results For the Six Months Ended June 30, 2003, and 2002

General. Net Income for the six months ended June 30, 2003, was $158,000 or 21.5% above the $130,000 for the six months ended June 30, 2002. This change was primarily attributable to increases in non-interest income and a reduction in non-interest expense and provision for loan losses.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first six months of 2003 and 2002:

                                               Six months ended            Average yield for
                                                   June 30,                six months ended
                                            (dollars in thousands)             June 30,
                                         ----------------------------     --------------------
                                            2003              2002         2003          2002
                                         ----------         ---------     ------        ------
Interest-earning assets                  $  120,212         $ 142,546      5.37%         6.97%
Interest-bearing liabilities                120,756           143,339      3.57          4.55
                                         ----------         ---------      ----          ----
   Net interest bearing liabilities      $     (544)        $    (793)
                                         ==========         =========

   Net interest spread                                                     1.80%         2.42%
                                                                           ====          ====

   Net interest margin                                                     1.78%         2.40%
                                                                           ====          ====

Net interest income for the first six months of 2003 was $1,060,000 compared to $1,851,000 earned during the first six months of 2002. Total interest income decreased $1,884,000 to $3.2 million for the six months ended June 30, 2003 from $5.1 million for the same period in 2002. During the first half of 2002, an additional $156,000 in interest income was recognized on previously charged off loans compared to none in 2003. The remaining decrease in interest income was primarily attributable to a decrease in average consumer loans of $26.0 million resulting from the completion of the securitization transaction in the third quarter of 2002. The decrease in average balances in combination with partially replacing these assets at lower yields resulted in a decrease in consumer loan interest income of $1.2 million. Average mortgage loans decreased $5.8 million due to the refinancing activity of the low interest rate environment over the past year. The majority of refinanced loans have been sold in the secondary market resulting in a decrease in mortgage loan outstandings and interest income of $414,000 when compared to the prior year. Interest expense decreased $1.1 million due to a combination of a decrease of $250,000 and $390,000 due to a decrease primarily in certificate of deposits volume and rate, respectively. The remaining decrease is associated with the decrease in volume and rate of FHLB advances and other borrowing totaling $453,000.

The following table sets forth the details of the rate and volume change for the first six months of 2003 compared to the same period in 2002.

                                                   Six Months Ended June 30,
                                                          2003 vs 2002
                                                       Increase (Decrease)
                                                        Due to change in
                                           ----------------------------------------
                                            Volume           Rate            Total
                                           --------         ------          -------
Interest Income:
  Loans and mortgage-backed securities      $ (884)         $ (793)         $(1,677)
  Other interest-earning assets                (27)            (24)             (51)
                                            ------          ------          -------
    Total interest-earning assets             (911)           (817)          (1,728)

Interest Expense:
  Deposits                                    (250)           (390)           (640)
  FHLB advances and other borrowings          (353)           (100)           (453)
                                            ------          ------          ------
  Total interest-bearing liabilities          (603)           (490)         (1,093)
                                            ------          ------          ------
  Change in net interest income             $ (308)         $ (327)         $ (635)
                                            ======          ======          ======

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the six months ended June 30, 2003 was a credit of $122,000 compared to zero for the six months ended June 30, 2002. Additional loan loss provisions were made during the current quarter based on loan growth, delinquency and charge-off trends. However, these provisions were offset by the reduction of consumer loan allowances as a result of consumer loan sales completed during the quarter, and the payoffs of two large multifamily loans during the second quarter.

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

Non-interest income

Non-interest income for the six months ended June 30, 2003 was $2.3 million compared to $1.8 million for the same period in 2002, an increase of $575,000 or 31.9%.

Net gains on loan sales decreased $123,000 from the prior year's quarter due to a decrease in volume of automobile loans sold. A $320,000 gain on the sale of available for sale investments was recognized in the first half of 2002 compared to $73,000 in 2002 for the same time period. Increased prepayment speeds, remaining premiums and pricing made it advantageous to sell the securities as opposed to holding them during 2003. Although the entire investment portfolio is available for sale, Fidelity believes the sale of investment securities are considered non-recurring in nature. As previously discussed the sale of two foreclosed properties contributed to the $317,000 gain on disposals compared to none in 2002. A $72,000 gain on the sale of an interest rate swap was recognized in 2002 compared to zero in 2003. Income of $114,000 was recognized on the retained interests in securitized assets. An increase in early payoffs on automobile loans due to the historically low interest rate environment resulted in the repayment of $162,000 in interest previously paid by United to automobile dealerships compared to $12,000 for the same period in 2002. Included in other income were non-recurring items which Fidelity received during the first half of 2003 totaling approximately $125,000 from Fidelity's active participation in affordable housing activities, which ended late last year. Also, included in other income for 2002 was a $140,000 gain resulting from the liquidation of a $500,000 senior note at a discount compared to none in 2003.

Non-interest expense

Non-interest expense decreased $220,000 to $3.4 million for the six months ended June 30, 2003 compared to $3.6 million for the same period in 2002.

Salaries and employee benefits decreased $79,000 from the first six months of 2002. Data processing expense increased $50,000 over the prior year due to increased volume of mortgage and consumer loans serviced when compared to the same period in 2002. Equipment expense increased $29,000 over the prior year due to increased maintenance expense. Printing, postage and office supplies decreased $21,000 from the prior year due to various improvements made in the purchasing and printing process. Professional liability insurance expense increased $49,000 over the prior year due to market rate increases during the year. Bond issuance expense increased $48,000 over the prior year in connection with the retirement of $2.3 million in subordinated notes and the deferred cost associated with the retired debt. Intangible asset amortization was $52,000 for the first six months of 2002 compared to zero in 2003 due to the change in the estimated lives of these assets in the third quarter of 2002.

Income tax benefit

The income tax benefit was $21,000 for the three months ending June 30, 2003 compared to a $98,000 benefit in the same period last year. Included in this benefit are tax credits of $55,000. The income tax benefit was $71,000 for the six months ending June 30, 2003 compared to $169,000 in the same period last year. Included in this benefit are tax credits of $111,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at June 30, 2003 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan and then achieve 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. Due to capital gains generated as a result of the sale of two Company subsidiaries, and a level of projected profitability for 2002 being less than originally anticipated, Fidelity established a valuation allowance of $500,000 at December 31, 2002. Fidelity considers the current valuation allowance adequate at June 30, 2003 based upon the results of the above analysis and assumptions, but cannot assure that future income will be enough to support the current level of deferred taxes.

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

Recently Issued Accounting Guidance

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard did not have a material effect on Fidelity's Condensed Consolidated Financial Statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies that application of ARB No. 51, "Consolidate Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Fidelity is evaluating the impact of FIN 46 and does not expect to have a material effect on Fidelity's Consolidated Financial Statements.

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

The data for June 30, 2003 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for June 30, 2003, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2002.

Item 4 - Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. Fidelity's principal executive officer and principal financial officer have concluded that Fidelity's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures by the end of the period covered by this Form 10-Q, are effective.

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

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

d. CEO and CFO Certifications. Exhibits 31.1 and 31.2 contain the Certifications of Fidelity's principal executive officer and principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                          PART II -- OTHER INFORMATION


ITEM 1  Legal Proceedings:
        ------------------
            There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries are a party of or which any of their property is the subject.

ITEM 2  Changes in Securities and Use of Proceeds:
        ------------------------------------------
             On April 1, 2003, Fidelity issued an aggregate of 2,777,777 shares of common stock at the exercise price of $1.44 per share, or approximately $4,000,000 in aggregate, to Pedcor Holdings, LLC and Pedcor Bancorp as a result of their exercise of a stock option. Fidelity had reasonable grounds to believe that the investors were accredited investors, capable of evaluating merits and risks of this investment, and who acquired the shares for investment purposes. The transactions were private in nature, and the shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Bruce A. Cordingley, Gerald K. Pedigo and Phillip
             J. Stoffregen, directors of Fidelity, are executive officers of Pedcor Holdings, LLC and Pedcor Bancorp.

ITEM 3  Defaults Upon Senior Securities:
        --------------------------------
             Not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------

             At the annual meeting of shareholders held on April 24, 2003, in addition to the election of directors, the shareholders voted upon the one board proposal contained in Fidelity Federal Bancorp's Proxy Statement dated March 24, 2003.

             The Board nominees were elected as directors with the following vote:

                             Nominee                 For          Withheld
                        William R. Baugh          5,122,751        942,574
                        Paul E. Becker            5,128,095        937,230
                        Bruce A. Cordingley       5,126,341        938,984
                        Jack Cunningham           5,125,474        939,851
                        Donald R. Neel            5,127,908        937,417
                        Gerald K. Pedigo          5,127,058        938,267
                        Barry A. Schnakenburg     5,128,095        937,230
                        Phillip J. Stoffregen     5,126,895        938,430

           The Board proposal was approved with the following vote:

                                                                                     Abstentions
                                                                                     (Other Than
                                                                                        Broker       Broker
                          Proposal                               For      Against     Non-Votes)    Non-Votes
     Board proposal to ratify the appointment of
     BKD LLP as the Company's independent auditors            5,787,571   272,057       5,697        775,558

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

     31.1 Certification of CEO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

     31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

     32.1 Certification of Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   b. A form 8-K was filed on July 27, 2003 announcing that on July 18, 2003, Fidelity issued a press release in connection with Fidelity's second quarter 2003 earnings release.

                    A form 8-K was filed on April 23, 2003 announcing that on April 22, 2003, Fidelity issued a press release in connection with Fidelity's first quarter 2003 earnings release.

                    A form 8-K was filed on April 7, 2003 announcing that on April 4, 2003, Fidelity issued a press release reporting that it had issued 2,777,777 shares of common stock for $4.0 million in cash through the exercise of an option held by Pedcor Holdings and affiliates.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIDELITY FEDERAL BANCORP

Date: August 14, 2003                         By: /s/ DONALD R. NEEL
---------------------                             ---------------------------
                                                  Donald R. Neel
                                                  President and CEO



                                              By: /s/ MARK A. ISAAC
                                                  ---------------------------
                                                  Mark A. Isaac
                                                  Vice President and CFO
                                                  (Principal Financial Officer)

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

     31.1 Certification of CEO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

     31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

     32.1 Certification of Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002