Form 10-Q
period 2003-09-30
FIDELITY FEDERAL BANCORP
filed 2003-11-13
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2003



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

As of October 28, 2003, there were 9,618,658 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1--Financial Statements:

   Condensed Consolidated Balance Sheets..................................     3

   Condensed Consolidated Statements of Income............................     4

   Condensed Consolidated Statements of Changes in Stockholders' Equity...     5

   Condensed Consolidated Statements of Cash Flows........................     6

   Notes to Condensed Consolidated Financial Statements...................     7

  ITEM 2--Management's Discussion and Analysis of Results of Operations
          and Financial Condition......................................... 11-20

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......    20

  ITEM 4--Controls and Procedures.........................................    20

PART II - OTHER INFORMATION...............................................    22

SIGNATURES................................................................    23

Index to Exhibits.........................................................    24

Item 1 - Financial Statements

                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                  September 30, December 31,
                                                                     2003          2002
                                                                  -----------   ------------
                                                                  (Unaudited)
Assets
Cash and due from banks                                            $   1,229    $   1,454
Interest-bearing demand deposits                                       3,266        2,369
                                                                   ---------    ---------
   Cash and cash equivalents                                           4,495        3,823
Investment securities available for sale                              40,764       34,912
Loans, net of allowance for loan losses of $762 and $837              92,078       73,087
Premises and equipment                                                 4,681        4,935
Federal Home Loan Bank of Indianapolis stock                           2,743        2,674
Deferred income tax receivable                                         6,033        5,615
Foreclosed assets held for sale, net of allowance of $0 and $100         207        2,145
Interest receivable and other assets                                   5,893        5,099
                                                                   ---------    ---------

   Total assets                                                    $ 156,894    $ 132,290
                                                                   =========    =========

Liabilities
Deposits
   Non-interest bearing                                            $   6,599    $   3,209
   Interest bearing                                                  109,555      103,582
                                                                   ---------    ---------
     Total deposits                                                  116,154      106,791
Federal Home Loan Bank advances                                       17,000        3,000
Long-term debt                                                         8,302       10,586
Valuation allowance for letters of credit                                287          445
Other liabilities                                                      1,746        1,880
                                                                   ---------    ---------
     Total liabilities                                               143,489      122,702
                                                                   ---------    ---------

Commitments and Contingencies                                             --           --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value
Authorized--15,000,000 shares
Issued and outstanding--9,618,658 and 6,740,883 shares                 9,619        6,741
Additional paid-in capital                                            16,635       15,359
Stock warrants                                                           261          261
Retained earnings                                                    (12,969)     (13,152)
Accumulated other comprehensive income (loss)                           (141)         379
                                                                   ---------    ---------
Total stockholders' equity                                            13,405        9,588
                                                                   ---------    ---------

Total liabilities and stockholders' equity                         $ 156,894    $ 132,290
                                                                   =========    =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
               Condensed Consolidated Statements of Income (Loss)
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 2003            2002            2003            2002
                                                              -----------------------------------------------------------
Interest Income
   Loans receivable                                           $     1,241     $     1,896     $     3,600     $     6,033
   Investment securities--taxable                                     339             463           1,028           1,248
   Loans held for sale                                                 --              --              39              --
   Deposits with financial institutions                                 4              25              42             107
   Other dividend income                                               31              42             105             121
                                                              -----------     -----------     -----------     -----------
         Total interest income                                      1,615           2,426           4,814           7,509
                                                              -----------     -----------     -----------     -----------

Interest Expense
   Deposits                                                           630           1,127           2,263           3,400
   Short-term borrowings                                                1               4               5              25
   Long-term debt                                                     201             378             703           1,316
                                                              -----------     -----------     -----------     -----------
         Total interest expense                                       832           1,509           2,971           4,741
                                                              -----------     -----------     -----------     -----------

Net Interest Income                                                   783             917           1,843           2,768
   Provision for loan losses                                           99            (400)            (23)           (400)
                                                              -----------     -----------     -----------     -----------


Net Interest Income After Provision for Loan Losses                   684           1,317           1,866           3,168
                                                              -----------     -----------     -----------     -----------


Other Income
   Service charges on deposit accounts                                108             121             327             319
   Net gains on loan sales                                            165             230             648             733
   Net gains on investment sales                                       19              --             339              73
   Letter of credit fees                                              125             124             367             374
   Underwriting and document prep fees                                 64              49             182             107
   Servicing fees on loans sold                                        78              36             216             110
   Securitization income                                               42              --             155              --
   Dealer interest received                                            80               6             243              19
   Gain on sale of real estate owned                                   --              --             317              --
   Other income                                                       234             279             444             853
                                                              -----------     -----------     -----------     -----------
         Total non-interest income                                    915             845           3,238           2,588
                                                              -----------     -----------     -----------     -----------

Other Expenses
   Salaries and employee benefits                                     823             978           2,546           2,773
   Occupancy                                                           87              93             262             278
   Equipment                                                          101              85             300             255
   Data processing                                                    107              83             322             247
   Deposit Insurance                                                   13              13              39              43
   Legal and professional                                              67             121             182             248
   REO expenses                                                        14             153              32             187
   Insurance                                                           74              44             209             129
   Advertising                                                         30              33             119             108
   Printing, postage, and office supplies                              50              45             162             177
   Loss on securitization                                              --             265              --             265
   Fee on prepayment of FHLB advances                                  --             488              --             504
   Letter of credit valuation provision                                --              --            (170)             --
   Amortization of intangible assets                                   --             864              --             917
   Other                                                              297             351           1,078           1,117
                                                              -----------     -----------     -----------     -----------
         Total non-interest expense                                 1,663           3,616           5,081           7,248
                                                              -----------     -----------     -----------     -----------

Income (Loss) From Continuing Operations Before Income Tax            (64)         (1,454)             23          (1,492)
   Income tax expense (benefit)                                       (89)            562            (161)            394
                                                              -----------     -----------     -----------     -----------
Income (loss) from continuing operations                               25          (2,016)            184          (1,886)
   Loss on discontinued operations before tax                          --            (762)             --            (762)
   Income tax expense                                                  --            (229)             --            (229)
                                                              -----------     -----------     -----------     -----------
   Loss on discontinued operations                                     --            (533)             --            (533)
                                                              -----------     -----------     -----------     -----------
Net Income (Loss)                                             $        25     $    (2,549)    $       184     $    (2,419)
                                                              ===========     ===========     ===========     ===========

Basic Net Income (Loss) From Continuing Operations            $      0.00     $     (0.32)    $      0.02     $     (0.31)
Basic Net Income (Loss) From Discontinued Operations                                (0.09)                          (0.09)
Basic Net Income (Loss)                                       $      0.00     $     (0.41)    $      0.02     $     (0.40)
Diluted Net Income (Loss) From Continuing Operations          $      0.00     $     (0.32)    $      0.02     $     (0.31)
Diluted Net Income (Loss) From Discontinuing Operations                             (0.09)                          (0.09)
Diluted Net Income (Loss)                                     $      0.00     $     (0.41)    $      0.02     $     (0.40)

Average Common and Common Equivalent Shares Outstanding         9,618,658       6,161,514       8,700,710       6,079,474

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                 Nine Months End
                                                                                  September 30,
                                                              --------------------------------------------------
                                                                                2003                    2002
                                                                             ----------              -----------
Beginning Balance                                                              $9,588                  $11,895
   Comprehensive loss
     Net income (loss)                                              184                    (2,419)
     Other comprehensive income (loss) - net of tax                (520)                      188
                                                              -------------               ---------
   Comprehensive loss                                                             (336)                 (2,231)
   Issuance of stock                                                             4,153                   1,194
   Issuance of stock warrants                                                                              250
                                                                             ----------              -----------
Balances, September 30 (unaudited)                                             $13,405                 $11,108
                                                                             ==========              ===========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            ---------------------
                                                                              2003         2002
                                                                            --------     --------
Operating Activities
   Net income (loss)                                                        $    184     $ (2,419)
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                                   (23)        (400)
     Letter of credit valuation provision                                       (170)          --
     Net gain on sales of securities available for sale                         (339)         (73)
     Net gain on sale of foreclosed assets                                      (317)
     Loss on impairment of assets held for sale and changes in estimated
       useful lives of intangible assets                                          --        1,184
     Depreciation and amortization                                               329          360
     Valuation allowance--affordable housing investments                          --           40
     Loans originated for sale                                               (40,954)     (11,975)
     Proceeds from sale of loans                                              40,859       12,019
     Changes in
       Interest payable and other liabilities                                   (122)       1,926
       Interest receivable and other assets                                     (531)      (2,094)
     Other                                                                       314         (226)
                                                                            --------     --------
     Net cash used by operating activities                                      (770)      (1,658)
                                                                            --------     --------

Investing Activities
   Purchases of securities available for sale                                (35,488)     (33,803)
   Proceeds from sales of securities available for sale                       15,814       13,107
   Proceeds from maturities of securities available for sale                  12,947           --
   Net change in FHLB stock                                                      (69)         (54)
   Net change in loans                                                       (19,463)      32,107
   Proceeds from sale of foreclosed assets                                     2,544
   Purchase of premises and equipment                                            (75)        (192)
   Funding on outstanding letters of credit                                       --         (225)
                                                                            --------     --------
     Net cash used by investing activities                                   (23,790)      10,940
                                                                            --------     --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand and savings deposits         1,596       (2,939)
     Certificates of deposit                                                   7,767          578
   Short-term borrowings                                                          --           --
   Proceeds of FHLB advances                                                  14,000       10,778
   Proceeds from long-term debt                                                4,000           --
   Repayment of long-term debt                                                (6,284)     (24,432)
   Issuance of stock                                                           4,153        1,194
   Issuance of stock warrants                                                     --          250
                                                                            --------     --------
     Net cash provided by financing activities                                25,232      (14,571)
                                                                            --------     --------

Net Change in Cash and Cash Equivalents                                          672       (5,289)

Cash and Cash Equivalents, Beginning of Period                                 3,823       16,316
                                                                            --------     --------

Cash and Cash Equivalents, End of Period                                    $  4,495     $ 11,027
                                                                            ========     ========

Additional Cash Flows Information
   Interest paid                                                            $  2,643     $  4,711
   Income tax paid (refunded)                                                     --           --
   Real estate acquired in settlement of loans                                   192        1,910

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements.

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

Pedcor Holdings is a member of a group of companies which is controlled by Bruce
A. Cordingley, Gerald K. Pedigo, and Phillip J. Stoffregen, directors of Fidelity Federal. Following the option exercise, the Pedcor group beneficially owns approximately 67.75% of Fidelity's issued and outstanding stock.

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

The Agreement currently limits the growth of its automobile loan portfolio, in accordance with its business plan.

United received OTS approval in the first quarter of 2002 to resume commercial lending on a limited basis in accordance with its business plan. In 2002, United received OTS approval to complete a $50.0 million automobile loan securitization transaction. Internet banking, a new activity approved by OTS, was introduced to United's customers on July 1, 2003. During the third quarter of 2003, United's most recent three year strategic business plan was approved by the OTS.

Management of United has taken, or has refrained from taking, as applicable, the actions requested by the OTS. United believes it was in compliance with the modified provisions of the Agreement at September 30, 2003.

o        Earnings per share

Earnings per share (EPS) were computed as follows:

                                                               Three Months Ended September 30, 2003
                                                            ------------------------------------------
                                                             Income    Weighted-Average    Per Share
                                                                            Shares           Amount
                                                            ------------------------------------------
           Net income                                        $  25
                                                             =====

           Basic earnings per share
               Income available to common stockholders       $  25         9,618,658          $ 0.00
                                                                                              ======

           Effect of dilutive securities
               Stock options                                     -                  -
                                                             -----    ---------------

           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                         $  25         9,618,658          $ 0.00
                                                             =====         =========          ======

                                                                    Three Months Ended September 30, 2002
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------
           Loss from continuing operations                       $ (2,016)
                                                                 =========

           Basic earnings per share
               Loss available to common stockholders             $ (2,016)         6,161,514      $  (0.32)
                                                                                                  =========

           Effect of dilutive securities
               Stock options                                             -                 -
                                                                 ---------         ---------

           Diluted earnings per share
               Loss available to common stockholders and
                 assumed conversions                             $ (2,016)         6,161,514      $  (0.32)
                                                                 ========          =========      ========


                                                                    Nine Months Ended September 30, 2003
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------

           Net income                                             $  184
                                                                  ======

           Basic earnings per share
               Income available to common stockholders            $  184         8,700,710          $ 0.02
                                                                                                    ======

           Effect of dilutive securities
               Stock options                                           -                 -
                                                                  ------         ---------

           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                              $  184         8,700,710          $ 0.02
                                                                  ======         =========          ======


                                                                    Nine Months Ended September 30, 2002
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------

           Loss from continuing operations                       $ (1,886)
                                                                 ========

           Basic earnings per share
               Loss available to common stockholders             $ (1,886)         6,079,474       $ (0.31)
                                                                                                   ========

           Effect of dilutive securities
               Stock options                                            -                  -
                                                                   ------         ----------

           Diluted earnings per share
               Loss available to common stockholders and
                 assumed conversions                             $ (1,886)         6,079,474       $ (0.31)
                                                                 ========          =========       =======

Options to purchase 345,796 shares of common stock at prices ranging from $1.53 to $11.81 per share as well as stock warrants representing the right to purchase 527,753 shares of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at September 30, 2003, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares.

o        Automobile Loan Securitization

United completed an automobile loan securitization transaction in 2002.

A summary of the components of serviced loans, which represents both owned and securitized loans, follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                 Loans Past
                                                  Principal       Due Over
As of September 30, 2003                           Balance         30 Days
----------------------------------------------------------------------------

 Total  serviced automobile loans                 $ 89,924           $348
 Less: Automobile loans securitized                (27,372)           (87)
      Automobile loans serviced                    (31,364)           (78)
                                                ----------------------------

 Total automobile loans held in portfolio         $ 31,188          $ 183
                                                ============================

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

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2003 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2002 and thus far in 2003 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistently with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.


                                                 Weighted-       Monthly       Expected
                                                  Average      Prepayment     Cumulative     Annual      Weighted-
                                       Fair         Life          Speed         Credit      Discount      Average
                                       Value    (in months)      (% ABS)        Losses        Rate        Coupon
                                    ---------------------------------------------------------------------------------
Interest-only strip
   As of the date of securitization   $ 2,707          39         1.50%          1.50%         15.0%        8.75%
   As of September 30, 2003             1,880          20         1.42           1.50          15.0         8.59
   Decline in fair value of 10%
     adverse change                                              $  29           $ 18          $ 29
   Decline in fair value of 20%
     adverse change                                                 64             37            59

Servicing asset
   As of the date of securitization       362          39         1.50%          1.50%         15.0%
   As of September 30, 2003 *             181          20         1.42           1.50          15.0
   Decline in fair value of 10%
     adverse change                                             $    7            $ 0           $ 2
   Decline in fair value of 20%
     adverse change                                                 20              0             4

*Carrying value of the servicing asset approximated fair value at September 30, 2003.

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

                                                                       Three months ended       Nine months ended
                                                                          September 30             September 30
                                                                  ---------------------------------------------------
                                                                        2003          2002       2003       2002
                                                                  ---------------------------------------------------
Net income (loss) as reported                                          $   25     $  (2,549)     $ 184     $(2,419)
Less:  Total stock-based compensation cost determined
       under the fair value based method, net of income taxes              (8)          (9)        (24)       (63)
                                                                  ---------------------------------------------------

Pro forma net income (loss)                                            $   17     $ (2,558)      $ 160    $(2,482)
                                                                  ===================================================

Basic earnings (loss) per share - as reported                           $0.00        $(0.41)     $0.02      $(0.40)
Basic earnings (loss) per share - pro forma                             $0.00        $(0.42)     $0.02      $(0.41)
Diluted earnings (loss) per share - as reported                         $0.00        $(0.41)     $0.02      $(0.40)
Diluted earnings (loss) per share - pro forma                           $0.00        $(0.42)     $0.02      $(0.41)

o        Discontinued Operations

On September 30, 2002, Fidelity signed a definitive agreement to sell the stock of its wholly owned affordable housing subsidiary, Village Affordable Housing Corporation and the stock of United's wholly owned affordable housing subsidiary, Village Housing Corporation and certain other related affordable housing assets to Pedcor Funding Corporation (Funding). At September 30, 2002, Funding was a company controlled by three directors of Fidelity and are members of a group that beneficially owns approximately 60.7% of Fidelity's issued and outstanding stock.

Certain charges were recorded in the third quarter of 2002 because it was determined that some of the assets held for sale were impaired or their estimated useful lives had changed. Third quarter charges totaled approximately $533,000, net of tax or $0.09 per share, including approximately $860,000 in write-downs of intangible assets whose useful lives were reduced.

o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three and nine month periods ended September 30, 2002 have been made to conform to the presentation of the three and nine month periods ended September 30, 2003. These reclassifications had no effect on net income.


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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 were $156.9 million, an increase of $24.6 million from $132.3 million at December 31, 2002. The increase in total assets was primarily attributable to a $5.9 million increase in investment securities available for sale and $19.0 million increase in net loans.

United's investment portfolio consists entirely of mortgage related securities which are classified as "available for sale". Approximately $15.8 million of securities were sold during 2003, due to continued rapid prepayments in connection with the low market rate environment, but replaced with approximately $35.5 million in similar mortgage-backed securities during 2003.

Net loans increased $19.0 million to $92.1 million at September 30, 2003. The increase is associated with a $13.0 million increase in consumer loans. Low interest rates resulted in a $5.8 million increase in residential real estate loans. Continued expansion in commercial lending resulted in a $2.1 million increase in commercial real estate loans. Offsetting these increases was a $2.9 million decrease in loans due to the payoff of two loans on multifamily real estate properties.

The allowances for loan losses decreased to $762,000 at September 30, 2003, from $837,000 at December 31, 2002. The decline was due to a $23,000 credit to the provision for loan losses and $52,000 in net charge-offs. The $23,000 net loan loss provision credit was due to excess allowance created from consumer loan sales during 2003 and a reduction of excess reserves on two multifamily real estate properties that paid off during the second quarter of 2003 offset partially by additional provisions for consumer loans in connection with new loan growth. The allowance for loan losses represented 0.82% of total loans at September 30, 2003, a decrease from 1.13% at December 31, 2002. Relative to non-performing assets, the allowance for loan losses was 36.9% at September 30, 2003, compared to 27.4% at December 31, 2002.

The following table sets forth an analysis of the allowance for loan losses for the nine months ended September 30, 2003 and the year ended December 31, 2002:

                                                  Nine months
                                                     ended       Year ended
                                                 September 30,   December 31,
                                                     2003           2002
                                                 -------------   ------------
                                                    (dollars in thousands)
Allowance for loan losses at beginning of period     $ 837          $ 2,138
Provision for losses                                   (23)            (360)
Loans charged off                                     (151)          (1,954)
Recoveries on loans                                     99            1,013
                                                    ------        ---------
Allowance for loan losses at end of period           $ 762          $   837
                                                    ======        =========

Foreclosed assets held for sale decreased $1.9 million primarily due to the disposition of a commercial real estate property.

Total deposits increased $9.4 million to $116.2 million at September 30, 2003, from $106.8 million at December 31, 2002. Approximately $3.4 million of the increase was associated with an increase in non-interest bearing deposit accounts and the remaining increase was in certificates of deposit.

Federal Home Loan Bank advances increased $14.0 million to $17.0 million at September 30, 2003. The increase in borrowings was utilized to fund investment and loan growth during 2003.

Long-term debt decreased $2.3 million to $8.3 million at September 30, 2003. Notes payable secured by multi-family mortgages totaling $2.4 million and bearing interest of 7.42% were paid off during the second quarter. An additional $1.5 million note payable bearing interest at 10.50% was paid off during the second quarter as well. Finally, $2.2 million in senior subordinated notes bearing interest at 10% were retired in the second quarter of 2003. Fidelity utilized liquidity from a $4.0 million stock option exercise by Pedcor Holdings and affiliates in April 2003 to pay off the above noted long-term debt. In the third quarter United secured $4.0 million in floating rate junior subordinated debentures that qualify for Tier II capital inclusion and currently bear interest at 4.09%.

Total stockholders' equity increased $3.8 million from December 31, 2002 to $13.4 million at September 30, 2003. The increase was primarily attributable to the exercise of stock options totaling $4.1 million during the second quarter of 2003 by Pedcor Holdings and affiliates and net income for the year-to-date offset partially by the change in the unrealized gain (loss) on available for sale securities.

Non-Performing Assets

Non-performing assets decreased $1.0 million from December 31, 2002 to $2.1 million or 1.3% of total assets at September 30, 2003. The decrease is primarily due to the sale of a commercial real estate property with a carrying value of $1.8 million. The decrease was partially offset by a $434,000 real estate mortgage loan which was placed in non-accrual status.

The following table provides information on Fidelity's non-performing assets as of September 30, 2003 and December 31, 2002:

                                                     September 30,  December 31,
                                                          2003          2002
                                                     ---------------------------
                                                        (Dollars in Thousands)
  Non-accrual loans
     Consumer                                           $  265        $  131
     Commercial                                            675           388
     Real estate mortgage                                  917           356
                                                        ------        ------
       Total non-accrual loans                           1,857           875
  Restructured
       Total restructured loans                             19            39
  90 days or more past due and accruing
     Consumer                                                3            --
     Real estate mortgage                                   --             1
                                                        ------        ------
       Total 90 days or more past due and accruing           3             1

  Foreclosed and repossessed assets                        207         2,145
                                                        ------        ------
           Total non-performing assets                  $2,086        $3,060
                                                        ======        ======

  Ratio of non-performing assets to total assets          1.33%         2.31%
                                                        =======       ======

Foreclosed and Repossessed Assets

Foreclosed and repossessed assets totaled $207,000 at September 30, 2003 compared to $2.1 million at December 31, 2002. The properties consists of two duplex units. A sales contract has been executed on both properties and a sale is expected to close in the fourth quarter of 2003. As previously discussed, United disposed of a commercial real estate property with a value of $1.8 million during the second quarter of 2003.

Classified Assets

Classified assets totaled $2.0 million at September 30, 2003 compared to $6.0 million at December 31, 2002. Total classified assets were 13.7% and 55.4% of Fidelity's capital and reserves at September 30, 2003 and December 31, 2002, respectively. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $6.6 million at September 30, 2003, compared to $11.9 million at December 31, 2002, for which management was closely monitoring the borrower's abilities to comply with payment terms. Classified assets decreased $4.0 million from December 31, 2002 to $2.0 million at September 30, 2003. The decrease is primarily attributable to two classified multifamily loans totaling $2.6 million that were paid off during the second quarter, in addition to the $1.8 million non-residential property that was sold during the second quarter.

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

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 2003 based on capital regulations currently in effect for savings institutions.

                                       Tangible      Core     Risk-based
                                       Capital      Capital     Capital

Regulatory capital                      $11,024     $11,332     $14,460
Minimum capital requirement               2,276       6,083       8,258
                                        -------     -------     -------
Excess capital                            8,748       5,249       6,202
                                        =======     =======     =======

Regulatory capital ratio                   7.26%       7.45%      14.01%
Required capital ratio                     1.50%       4.00%       8.00%
                                        -------     -------     -------
Ratio excess                               5.76%       3.45%       6.01%
                                        =======     =======     =======

Liquidity

Fidelity's principal source of income and funds is dividends from United. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is currently restricted from paying any dividends to Fidelity without prior approval of the OTS under the terms of the Supervisory Agreement.

Fidelity has a $500,000 line of credit and can draw on this line until its expiration in September 2004. At September 30, 2003, no balance was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock, additional debt or equity financing, or dividends from United, to Fidelity. Fidelity believes that the above actions in connection with the recent $6.3 million in debt reduction in the second quarter, and the $1.5 million debt reduction scheduled for the fourth quarter, will assist it in meeting its future liquidity needs.

o Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General. Net income for the quarter ended September 30, 2003 was $25,000 compared to a net loss of $2.5 million for the quarter ended September 30, 2002. Net interest income decreased, while non-interest income increased and non-interest expense decreased.

Net Interest Income

Net interest income of $783,000 was recognized during the quarter ended September 30, 2003, compared to $917,000 for the same period in 2002.

Total interest income decreased $811,000 to $1.6 million for the quarter ended September 30, 2003, from $2.4 million for the same quarter in 2002. Total interest income on loans decreased $655,000 in addition to a $124,000 decrease in interest income from investment securities. Average loans outstanding decreased $15.2 million to $84.9 million at September 30, 2003. During the third quarter of 2002, United completed a loan securitization transaction resulting in the sale of approximately $50 million in consumer loans.

Total interest expense decreased $677,000 to $832,000 for the quarter ended September 30, 2003. The reduction in interest expense was mainly the product of average deposits decreasing $14.8 million to $111.6 million for the quarter ended September 30, 2003, from $126.5 million for the quarter ended September 30, 2002 combined with the average cost of those deposits falling to 2.77% from 3.72% for the respective periods. Also, the average cost of FHLB advances decreased to 1.87% on an average balance of $19.7 million in the most recent quarter compared to a cost of 3.54% on an average balance of $12.6 million for the same period a year ago.

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the three months ended September 30, 2003 was $99,000 compared to a credit of $400,000 for the three months ended September 30, 2002. Additional loan loss provisions were made during the current quarter based on loan growth, delinquency and performance trends. The $400,000 provision for loan loss credit in 2002 was primarily the result of the allowance for automobile loan losses being reduced as a result of completing the automobile loan securitization transaction.

Non-interest income

Non-interest income for the three months ended September 30, 2003 was $915,000 compared to $845,000 for the same period in 2002, an increase of $70,000.

Net gains on loan sales decreased $65,000 from the prior year's quarter primarily due to a decrease in the volume of automobile loans sold. A $19,000 gain on the sale of available for sale investments was recognized for the quarter ended September 30, 2002, compared to none for the same period in 2003. Income of $42,000 was recognized on the retained interests in securitized assets. Increased mortgage loan volume resulted in a $15,000 increase in underwriting and document fees over the prior year. An increase in early payoffs on automobile loans due to the historically low interest rate environment resulted in the repayment of $80,000 in interest previously written off by United to automobile dealerships compared to $6,000 for the same period in 2002. During the third quarter of 2003, higher interest rates had a negative impact on loan originations but also resulted in a reduction of future prepayment speeds on the mortgage-servicing portfolio. This reduction in prepayment speeds resulted in an increase in the value of United's net mortgage servicing asset.

Non-interest expense

Non-interest expense decreased $1.9 million to $1.7 million for the quarter ended September 30, 2003 compared to $3.6 million for the same period in 2002.

Salaries and employee benefits decreased $155,000 from the third quarter of 2002, due to a reduction in full-time equivalent employees. Equipment expense increased $16,000 over the prior due to increased maintenance and depreciation expense. Data processing expense increased $24,000 over the prior year due to increased volume of mortgage and consumer loans serviced when compared to the same period in 2002 in addition to internet banking that was introduced to customers during the third quarter of 2003. Professional liability insurance expense increased $30,000 over the prior year due to market rate increases during the year. A loss of $265,000 was recognized in connection with the securitization transaction completed in the third quarter of 2002. Lower than expected interest rates and higher costs attributed to the loss, but was offset by a reversal of $360,000 in the provision for loan losses.

Non-recurring expenses incurred in the third quarter of 2002 included changes in the estimated useful lives of intangible assets which created additional expense of $864,000, and prepayment fees on FHLB advances of $488,000.

Comparison of Operating Results For the Nine Months Ended September 30, 2003, and 2002

General. Net Income for the nine months ended September 30, 2003, was $184,000 compared to the loss of $2.4 million for the nine months ended September 30, 2002. This change was primarily attributable to a decrease in net interest income offset by increases in non-interest income and a reduction in non-interest expense.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first nine months of 2003 and 2002:

                                                           Nine months ended          Average yield for
                                                             September 30,           nine months ended
                                                        (dollars in thousands)          September 30,
                                                      ------------------------     ----------------------
                                                         2003          2002          2003           2002
                                                       --------      --------      -------        -------
Interest-earning assets                                $125,019      $143,161       5.15%          6.87%
Interest-bearing liabilities                            123,818       143,872       3.21           4.41
                                                       --------      --------       ----           ----
   Net interest bearing assets (liabilities)           $  1,201      $   (711)
                                                       ========      ========

   Net interest spread                                                              1.94%          2.46%
                                                                                    =====          =====

   Net interest margin                                                              1.97%          2.44%
                                                                                    =====          =====

Net interest income for the first nine months of 2003 was $1.8 million compared to $2.8 million earned during the first nine months of 2002. Total interest income decreased $2.7 million to $4.8 million for the nine months ended September 30, 2003 from $7.5 million for the same period in 2002. The decrease in interest income was primarily attributable to a decrease in average consumer loans of $22.9 million resulting from the completion of the securitization transaction in the third quarter of 2002. The decrease in average balances in combination with the partial replacement of these assets at lower yields, resulting in a decrease in consumer loan interest income of $1.7 million. Average mortgage loans decreased $2.9 million due to refinancing activity caused by the low interest rate environment over the past year. The majority of refinanced loans have been sold in the secondary market resulting in a decrease in mortgage loan outstandings, and interest income of $522,000, when compared to the prior year. Interest expense decreased $1.8 million due to a combination of a decrease of $390,000 and $646,000 due to a decrease primarily in certificate of deposits outstanding and their average interest rate, respectively. The remaining decrease is associated with the decrease in the amount outstanding and the average interest rates of FHLB advances and other borrowings totaling $634,000.

The following table sets forth the details of the rate and volume change for the first nine months of 2003 compared to the same period in 2002.

                                          Nine Months Ended September 30,
                                                  2003 vs 2002
                                               Increase (Decrease)
                                                Due to change in
                                          -------------------------------
                                          Volume       Rate        Total
                                          -------     -------     -------
Interest Income:
  Loans and mortgage-backed securities    $(1,077)    $(1,536)    $(2,613)
  Other interest-earning assets               (46)        (36)        (82)
                                          -------     -------     -------
    Total interest-earning assets          (1,123)     (1,572)     (2,695)

Interest Expense:
  Deposits                                   (416)       (720)     (1,136)
  FHLB advances and other borrowings         (416)       (218)       (634)
                                          -------     -------     -------
  Total interest-bearing liabilities         (832)       (938)     (1,770)
                                          -------     -------     -------
  Change in net interest income           $  (291)    $  (634)    $  (925)
                                          =======     =======     =======

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the nine months ended September 30, 2003 was a credit of $23,000 compared to a $400,000 credit for the nine months ended September 30, 2002. Additional loan loss provisions were made during first nine months of 2003 based on loan growth, delinquency and charge-off trends. However, these provisions were reduced by consumer loan sales completed during 2003, and the payoffs of two large multifamily loans during the second quarter of 2003.

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

Non-interest income

Non-interest income for the nine months ended September 30, 2003 was $3.2 million compared to $2.6 million for the same period in 2002, an increase of $650,000 or 25.1%.

Net gains on loan sales decreased $85,000 from the prior year due to a decrease in volume of automobile loans sold. A $339,000 gain on the sale of available for sale investments was recognized during the first nine months of 2003 compared to $73,000 in 2002 for the same time period. Increased prepayment speeds, remaining premiums, and pricing made it advantageous to sell the securities for a gain. As previously discussed the sale of two foreclosed properties contributed to the $317,000 gain on disposals compared to none in 2002. Income of $155,000 was recognized on the retained interests in securitized assets. An increase in early payoffs on automobile loans due to the historically low interest rate environment resulted in the repayment of $243,000 in interest previously written off compared to $19,000 for the same period in 2002. Servicing fees on loans sold increased $106,000 over the prior year due to the increased size of the mortgage and consumer loan servicing portfolios compared to the prior year. During the third quarter of 2003, higher interest rates had a negative impact on loan originations but also resulted in a reduction of future prepayment speeds on the mortgage-servicing portfolio. This reduction in prepayment speeds resulted in an increase in the value of United's mortgage servicing asset. A gain on the disposition of a rate swap and the early extinguishment of debt of $72,000 and $140,000 were recognized in 2002 compared to none in 2003. Included in other income were non-recurring items which Fidelity received during 2003 totaling approximately $125,000 from Fidelity's active participation in affordable housing activities, which ended late last year.

Non-interest expense

Non-interest expense decreased $2.1 million to $5.1 million for the nine months ended September 30, 2003 compared to $7.2 million for the same period in 2002.

Salaries and employee benefits decreased $227,000 from the first nine months of 2002, due to a reduction in full-time equivalent employees. Data processing expense increased $75,000 over the prior year due to increased volume of mortgage and consumer loans serviced when compared to the same period in 2002 in addition to internet banking that was introduced to customers during the third quarter of 2003. Equipment expense increased $45,000 over the prior year due to increased depreciation and maintenance expense. During the second quarter of 2003, a $170,000 reclassification was recorded between the letter of credit valuation and allowance for loan losses in which net income was not impacted. Printing, postage and office supplies decreased $15,000 from the prior year due to various improvements made in the purchasing and printing process. Professional liability insurance expense increased $80,000 over the prior year due to market rate increases during the year. Intangible asset amortization was $917,000 for the first nine months of 2002 compared to zero in 2003 due to the change in the estimated lives of these assets in the third quarter of 2002.

Non-recurring expenses incurred in during 2002 included changes in the estimated useful lives of intangible assets which created additional expense of $864,000, and prepayment fees on FHLB advances of $504,000.

Income tax benefit

The income tax benefit was $89,000 for the three months ending September 30, 2003 compared to $562,000 in tax expense in the same period last year. The income tax benefit was $161,000 for the nine months ending September 30, 2003 compared to $394,000 in expense for the same period last year. Included in the 2003 benefit are tax credits of $166,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments. In 2002, net tax expense of $394,000 was recognized in connection with Fidelity establishing on tax valuation allowance for the deferred tax asset until such time that Fidelity meets its future period profitability forecasts.

Consideration of the need for a valuation allowance for the deferred tax asset was made at September 30, 2003 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan and then achieve 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. Due to capital gains generated as a result of the sale of two Company subsidiaries, and a level of projected profitability for 2002 being less than originally anticipated, Fidelity's deferred tax valuation allowance was $500,000 at December 31, 2002. Fidelity considers the current valuation allowance adequate at September 30, 2003 based upon the results of the above analysis and assumptions, but cannot assure that future income will be enough to support the current level of deferred taxes.

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

Automobile Loan Securitizations

In 2002, United used the securitization of automobile loans as a source of funding and as a mechanism to reduce its volume of automobile loans. Automobile loans were transferred into a qualifying special purpose entity (SPE) then to a trust in a transaction which is effective under applicable banking rules and regulations to legally isolate the assets from United. Where the transferor is a depository institution such as United, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. SFAS 140 requires, for certain transactions completed after the initial adoption date, a "true sale" analysis of the treatment of the transfer under state law as if United were a debtor under the bankruptcy code. A "true sale" legal analysis includes several legally relevant factors, such as the nature and level of recourse to United and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of United's control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special purpose entities.

A legal opinion was obtained for the automobile loan securitization transaction in 2002, which was structured as a two-step securitization. While noting the transaction fell within the meaning of a "securitization" under the FDIC regulation, "Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation" (the "Securitization Rule"), in accordance with accounting guidance, an analysis was also rendered under state law as if United was a debtor under the bankruptcy code. The "true sale" opinion provides reasonable assurance the purchased assets would not be characterized as the property of United's receivership or conservatorship estate in the event of insolvency, and also states United would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of United upon such event.

In a securitization, the trust issues beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the acquisition of a financial guarantee policy, the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by an affiliate of United. In all cases, United or its affiliate retains interests in the securitized assets, which may take the form of seller certificates, subordinated tranches, cash reserve balances, servicing assets, and interest-only strips representing the cash flows generated by the assets in excess of the contractual cash flows required to be paid to the investors and for other obligations such as servicing fees.

In accordance with SFAS 140, securitized automobile loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans' allocated carrying amount. Net gains or losses resulting from securitizations are recorded in noninterest income or expense.

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and accounted for as available-for-sale securities with subsequent adjustments to fair value recorded through other comprehensive income within stockholders' equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. United uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

On a quarterly basis, management reviews the historical performance of the retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to the automobile loan securitization footnote for further analysis of the assumptions used in the determination of fair value.

The retained interest represents United's maximum loss exposure with respect to securitization vehicles. The investors in the debt securities issued by the SPEs have no further recourse against United if cash flows generated by the securitized automobile loans are inadequate to service the obligations of the SPEs.

Transaction costs associated with the automobile loan securitization were recognized as a component of the gain or loss at the time of sale.

Servicing rights

Servicing rights on originated loans that have been sold, including those transferred as part of securitizations, are capitalized by allocating the total cost of the mortgage or consumer loans between the servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage and consumer loan-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized servicing rights for a stratum exceed their fair value.

Income tax

Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. Fidelity files consolidated income tax returns with its subsidiaries. See the section titled "income tax benefit" for discussion of the deferred income tax receivable and the need for a valuation allowance against that receivable.


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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies that application of ARB No. 51, "Consolidate Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of the requirements of FIN 46 did not have a material effect on Fidelity's Consolidated Financial Statements.

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

The data for September 30, 2003 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for September 30, 2003, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2002.

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

ITEM 2    None

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

        31.1 Certification of CEO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

        31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

        32.1 Certification of Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit Number  Description
    --------------  -----------

b. A form 8-K was filed on October 30, 2003 announcing that on October 29, 2003, Fidelity issued a press release in connection with Fidelity's third quarter 2003 earnings release.

                    A form 8-K was filed on July 21, 2003 announcing that on July 18, 2003, Fidelity issued a press release in connection with Fidelity's second quarter 2003 earnings release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIDELITY FEDERAL BANCORP

Date: November 12, 2003              By: /s/ DONALD R. NEEL
-----------------------                  -----------------------------
                                         Donald R. Neel
                                         President and CEO



                                     By: /s/ MARK A. ISAAC
                                         -----------------------------
                                         Mark A. Isaac
                                         Vice President and CFO
                                         (Principal Financial Officer)

                                Index to Exhibits


Page   Exhibit Number     Exhibit
--------------------------------------------------------------------------------

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