Form 10-K
period 2003-12-31
FIDELITY FEDERAL BANCORP
filed 2004-03-29
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the fiscal year ended: December 31, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the Transition period from ______ to __________.

                           Commission File No. 0-22880

                            Fidelity Federal Bancorp
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                             35-1894432
--------------------------------------------------------------------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

    18 North West Fourth Street, PO Box 1347, Evansville, Indiana 47706-1347
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (812) 424-0921
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                             $1 Stated Value
                                                             ---------------
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---
The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, included are persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at June 30, 2003 was approximately $4,749,103.

The number of shares outstanding of the registrant's common stock as of February 25, 2004 was 9,618,658 shares, with a $1 stated value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                              Part of Form 10-K into which Incorporated
---------                              -----------------------------------------

Portions of the 2003 Annual Report
to Shareholders                                         Part II

Portions of the Definitive Proxy Statement
for the Annual Meeting of Shareholders
to be held April 28, 2004.                              Part III

                           Exhibit Index is on page 19

                            FIDELITY FEDERAL BANCORP


                                                      Index

     PART I
                                                                                                Page
                                                                                                ----
     ITEM 1       -     Business                                                                  3
     ITEM 2       -     Properties                                                               13
     ITEM 3       -     Legal Proceedings                                                        13
     ITEM 4       -     Submission of Matters to a Vote of Security Holders                      13

     PART II

     ITEM 5       -     Market for Registrant's Common Equity
                            and Related Shareholder Matters                                      13
     ITEM 6       -     Selected Financial Data                                                  14
     ITEM 7       -     Management's Discussion and Analysis of
                            Financial Condition and Results of Operation                         14
     ITEM 7A      -     Quantitative and Qualitative Disclosures About Market Risk               14
     ITEM 8       -     Financial Statements and Supplementary Data                              14
     ITEM 9       -     Changes in and Disagreements With Accountants
                            on Accounting and Financial Disclosure                               14
     ITEM 9A      -     Controls and Procedures

     PART III

     ITEM 10      -     Directors and Executive Officers of the Registrant                       15
     ITEM 11      -     Executive Compensation                                                   15
     ITEM 12      -     Security Ownership of Certain Beneficial
                            Owners and Management and Related Shareholder
                            Matters                                                              15
     ITEM 13      -     Certain Relationships and Related Transactions                           15
     ITEM 14      -     Principal Accountant Fees and Services                                   15

     PART IV

     ITEM 15      -     Exhibits, Financial Statement Schedules, and Reports
                            on Form 8-K                                                          16

     SIGNATURES                                                                                  18

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements that are subject to risks and uncertainties and includes information about possible or assumed future results of operations. Many possible events or factors could affect our future financial results and performance. This could cause results or performance to differ materially from those expressed in our forward-looking statements. Words such as "expects", "anticipates", "may", "could", "intends", "projects", "believes", "estimates", and variations of such words and other similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in, or implied by, such forward-looking statements. Investors and readers should not rely solely on or place undue reliance on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. These statements are representative only on the date hereof.

Possible events or factors that could affect our future financial results and performance include the following: the restrictions imposed by the Supervisory Agreement between the OTS and our savings bank subsidiary, United Fidelity Bank; the dependence of our loan growth and funding on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; and the management of a borrower. The rate of charge-offs and loan and letter of credit loss provisions can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of United Fidelity Bank. We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options, and other financial instruments with similar characteristics.

In addition, the banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, the FDIC, state regulators and the Office of Thrift Supervision, whose policies and regulations could affect our results. Other factors that may cause actual results to differ from the forward-looking statements include the following: competition with other local, regional and international banks, thrifts, credit unions and other nonbank financial institutions, such as investment banking firms, investment advisory firms, brokerage firms, investment companies and insurance companies, as well as other entities which offer financial services, located both within and outside the United States, and through alternative delivery channels such as the Internet; interest rate, market and monetary fluctuations; inflation; market volatility; general economic conditions and economic conditions in the geographic regions and industries in which we operate; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies; mergers and acquisitions; and our ability to manage these and other risks.


Overview

Fidelity Federal Bancorp ("Fidelity"), incorporated in 1993 under the laws of the State of Indiana, is a registered savings and loan holding company with its principal office in Evansville, Indiana. Fidelity's savings bank subsidiary, United Fidelity Bank, fsb ("United"), was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana.

United is primarily engaged in the business of attracting savings deposits from the general public, Federal Home Loan Bank advances and other wholesale funding savings, and investing such funds in loans served by one-to-four family residential real estate located primarily in Vanderburgh and the surrounding counties in southern Indiana. United originates consumer loans on a direct basis in its offices, and on a indirect basis, through automobile dealers for the purchase of automobiles. United's indirect automobile dealer territory includes southern Indiana, western Kentucky, southern Illinois and southeast Missouri. In addition, United originates commercial loans secured by real estate in addition to nonresidential real estate, other types of consumer loans, commercial and home equity. United also invests in interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

United conducts business from its main office in Evansville, Indiana and from four full-service branch offices. Three of United's offices are located in Evansville. The fourth office is located in Warrick County which is adjacent to Vanderburgh County. United's primary retail market area consists of the Indiana counties of Vanderburgh, Posey, Gibson and Warrick.

United's subsidiary, Village Capital Corporation, has earned fees in the past by providing real estate mortgage banking services, and currently records income on a rate cap/floor agreement on a credit extension to an unrelated borrower that was completed in 1995.

United, in 2001, formed a new subsidiary, United Fidelity Finance, for purposes of acquiring, owning, purchasing, holding, selling, transferring, pledging and otherwise dealing with automobile loan receivables. United Fidelity Finance was utilized during 2002 to complete an automobile loan securitization transaction and held no assets as of December 31, 2003.

Fidelity had consolidated total assets of $175.4 million and total shareholders' equity of $13.4 million as of December 31, 2003.

Fidelity's subsidiaries at December 31, 2003 are listed below:

Subsidiary                                      Principal Office      Year Organized           Assets (in thousands)
----------                                      ----------------      --------------           ---------------------
United Fidelity Bank, fsb                       Evansville, IN             1914                      $173,124

Subsidiaries of United Fidelity Bank, fsb:
     Village Capital Corporation                Evansville, IN             1994                          $296
     United Fidelity Finance                    Evansville, IN             2001                            $0

Fidelity's home office is located at 18 North West Fourth Street, Evansville, Indiana, 47708, and its telephone number is (812) 424-0921.

Personnel

As of December 31, 2003, Fidelity had 62 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

Fidelity maintains group life, hospital, surgical, dental, major medical, and long-term disability programs for full-time employees. Fidelity also participates in a defined benefit pension plan covering all eligible employees, as well as a defined contribution 401(k) plan. As of January 1, 2004, Fidelity`s defined benefit pension plan was amended to freeze the plan. As a result, the annual retirement benefit payable to a participant at age 65 will not increase after January 1, 2004.


LENDING ACTIVITIES

General

United's lending activities include the origination of permanent loans and construction loans secured by one-to-four family homes located in United's primary market area, commercial real estate loans secured primarily by one-to-four family homes, consumer loans, including primarily indirect automobile loans, direct automobile loans, and other types of consumer loans, which include loans secured by deposit accounts, home equity lines of credit and unsecured loans. United also originates commercial loans other than those secured by real estate. United's net loan portfolio was approximately $100.4 million at December 31, 2003, and represented 57.2% of total assets.

The following table presents certain information in respect of the composition of United's loan portfolio at the dates specified:

                                                                          At December 31,
                                   ----------------------------------------------------------------------------------------------
                                          2003               2002               2001              2000               1999
                                   ------------------- ------------------ ----------------- ------------------ ------------------
                                             Percent             Percent           Percent           Percent            Percent
                                    Amount     of       Amount     of      Amount    of      Amount    of       Amount    of
                                              total               total             total             total              total
                                              loans               loans             loans             loans              loans
                                   --------- --------- --------- -------- -------- -------- -------- --------- -------- ---------
Real estate mortgage loans
   First mortgage loans
     Conventional                  $41,754     41.27%  $36,157     48.91% $43,929    41.22% $47,809    43.56%  $48,845    49.37%
     Construction                    2,042      2.01     1,909      2.58     513      0.48    1,274     1.16    1,867      1.89
     Commercial                      9,144      9.04     5,645      7.64   6,114      5.74    6,873     6.26    8,576      8.67
     Multi-family loans                213      0.21     3,083      4.17   3,856      3.62    4,350     3.96    3,629      3.67
     Home equity loans               5,067      5.01     4,586      6.20   4,577      4.29    5,274     4.80    5,567      5.63
     First  mortgage  real estate
       loans purchased                 778      0.77       627      0.85     745      0.70    1,753     1.60    1,899      1.92
                                   ---------------------------------------------------------------------------------------------
                                    58,998     58.31    52,007     70.35  59,734     56.05   67,333    61.34   70,383     71.14
   Commercial  loans,  other than
     secured by real estate          3,138      3.10     2,210      2.99   1,848      1.73    2,305     2.10    4,154      4.20
   Consumer loans                   39,038     38.59    19,707     26.66  44,988     42.21   40,125    36.56   24,403     24.66
                                   ---------------------------------------------------------------------------------------------
         Total loans               101,174    100.00    73,924    100.00  106,570   100.00  109,763   100.00   98,940    100.00%
   Allowance for loan losses          (737)               (837)           (2,138)           (1,921)            (2,021)
                                   --------            --------           -------           -------            -------

          Net loans                100,437              73,087            104,432           107,842            96,919
                                   ========            ========           =======           =======            =======

          Total assets             175,390             132,290            159,659           166,466            171,457
                                   ========            ========           =======           =======            =======

          Total  loans  to  total
             assets                   57.7%               55.9%            66.7%              65.9%             57.7%
                                   ========            ========           =======           =======            =======

Residential Mortgage Loans

A substantial portion of United's lending activity involves the origination of loans secured by residential real estate consisting of single-family dwelling units. The residential mortgage loans included in United's portfolio are primarily conventional fixed-rate loans with a maturity of up to 30 years, which represent approximately a third of the portfolio.

United also offers adjustable-rate mortgage loans, which account for the remainder of the portfolio. Currently, these loans generally have interest rates that adjust (up or down) every year. Generally, these loans provide for a maximum adjustment of 6% over the life of the loans, with a maximum adjustment of 2% during any given year. Adjustments are based upon an index established at the time the commitments are issued by United. The index used for most loans is tied to the applicable United States Treasury security index. While adjustable-rate mortgage loans assist United in maintaining a positive spread during periods of high interest rates, it is not expected that adjustments in interest rates on adjustable-rate mortgages will precisely match changes in United's cost of funds. The majority of the adjustable rate mortgages originated by United have limitations on the amount (generally 6%) and frequency of interest rate changes.

During the year ended December 31, 2003, United originated $45.7 million of residential loans, of which $30.2 million were five-to-30-year fixed-rate mortgages and $15.5 million of which were adjustable-rate loans. The rates offered on United's adjustable rate residential mortgage loans are generally competitive with the rates offered by other thrift and financial institutions in United's market area and are based upon United's cost of funds and rate of return United can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions, using documentation which permit their sale in the secondary market, and at rates which are generally competitive with rates offered by other financial institutions in United's market areas. During 2003, United sold most of its fixed rate mortgages in the secondary market.

Substantially all of United's residential mortgages include so called "due on sale" clauses, which are provisions giving United the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage, and the loan is not repaid.

Generally, United will not lend more than 80% of the appraisal value of residential property which is owner occupied unless the borrower obtains private mortgage insurance reducing the uninsured portion of the loan to 75% or less of the appraised value. If private mortgage insurance is obtained, United's policy is to lend up to 103% of the value of the property securing the loan.

Construction Loans

United offers residential construction loans both to owner-occupants and to persons building residential property. Construction loans are usually offered with rates of interest that remain fixed during construction. Generally, construction loans have terms ranging from six to 12 months at fixed rates over the construction period. Construction loan documents generally provide for a transition to permanent loans at the end of the construction period. Construction loans represented 2% of total loans at December 31, 2003.

Commercial Real Estate Loans

United also originates commercial real estate loans. Commercial real estate loans increased from $5.6 million at December 31, 2002 to $9.1 million at December 31, 2003. United resumed commercial lending activities in February of 2002 and has continued to increase the portfolio in 2003 with loans secured primarily with one-to-four family real estate and owner-occupied commercial property.

Generally, commercial real estate loans involve greater risk to United than do residential loans, but usually provide for a higher rate of interest and increased fee income than do residential loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy in general.

Multifamily Loans

Multifamily lending is generally considered to involve a higher degree of risk because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Multifamily loans have decreased from $3.1 million at December 31, 2002 to $213,000 at December 31, 2003.

Home Equity Loans

Home equity lines of credit are originated for terms of up to ten years. Such loans are secured by a first or second mortgage on the borrower's principal residence. Home equity loans totaled $5.1 million or 5.0% of Fidelity's total loans outstanding at December 31, 2003.

Commercial Loans

Commercial loans totaled $3.1 million at December 31, 2003, compared to $2.2 million at December 31, 2002 and represents 3.1% of Fidelity's loan portfolio. Commercial lending entails significant risks when compared to mortgage lending. Such loans are subject to greater risk of default during periods of adverse economic conditions.

Because such loans are secured by non-real estate assets, such as rolling stock, equipment, inventory and accounts receivable, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. Fidelity and United attempt to minimize such risks through prudent underwriting practices.

Consumer Loans

United offers and makes various types of consumer loans, including automobile loans, loans made to depositors on the security of their deposit accounts, and other secured and unsecured personal loans. Consumer loans are generally made at fixed rates of interest for terms of up to seven years. Automobile loans are originated by United directly and indirectly in conjunction with automobile dealers in Indiana, Illinois, Kentucky and Missouri. During 2003, of the $74.3 million in automobile originations, approximately 97.3% of the automobile loans originated by United were originated in conjunction with automobile dealers. When loans are originated in such manner, the dealer takes the loan application and receives a fee if the loan is approved by United.

Consumer loans, particularly consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, may entail greater risk than do residential mortgage loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The cost of collecting a remaining deficiency is often disproportionate to the amount of the deficiency. In addition, consumer loan collection is dependent on the borrowers continuing financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Despite the increased risks associated with consumer lending, consumer loans typically provide a higher rate of return than real estate loans and have shorter terms to maturity, thereby increasing profitability and assisting United in managing the interest-rate sensitivity of its assets and liabilities.

Competition

    Fidelity and United face strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other services, and for loan originations primarily through competitive interest rates and fees, efficiency and quality of service and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of February 25, 2004, approximately three locally based banks (and several others with branch or loan production offices), two thrifts, (including United) and nine credit unions operated in the Evansville, Indiana metropolitan area. Many competitors are substantially larger or have significantly greater capital resources than United. Due to recently enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.

SUPERVISION AND REGULATION

In addition to the general provisions discussed below, Fidelity and United are also subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, as amended on November 18, 2003, which also impacts the operations of Fidelity and United. The footnote entitled "Other Restrictions" in the audited financial statements provides further details.

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

Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations, it must be a "qualified thrift lender", or a "QTL". A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At December 31, 2003, the qualified thrift investment percentage test for United was 91.4%.

Loans-to-One-Borrower Limitations. The Home Owners' Loan Act generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 2003, United's loan-to-one-borrower limitation was approximately $ 3.0 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At December 31, 2003, United had made $ 6.1 million such loans under this higher lending limit.

Commercial Real Property Loans. The Home Owners' Loan Act limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

Consumer Loans. The Home Owners' Loan Act limits the aggregate amount of consumer loans that a federal savings association may make to an amount not in excess of 35% of the savings association's total assets. Under the terms of the Supervisory Agreement with the OTS, United must continue to comply with its approved strategic plan which sets forth a consumer loan concentration limit of 27.5% of total assets. At December 31, 2003, Consumer loans represented 22.5% of United's total assets.

Limitation on Capital Distributions. Under OTS regulations, a savings association must file an application with the OTS for a capital distribution, including cash dividends, if (i) it is not eligible for expedited treatment of its application, (ii) the proposed capital distribution, plus all other capital distributions of the savings association during the calendar year, exceeds its net income for that year to date plus its retained net income for the preceding two years, (iii) it would not be at least adequately capitalized, as defined in the prompt corrective action regulations of the OTS, or (iv) the proposed distribution would be in violation of any applicable law, regulation, or agreement with the OTS. A savings association has no restrictions on capital distributions as long as, after the distribution, it is still classified as adequately capitalized. Although no application is required, a prior notice must be filed with the OTS if the savings association would not be well capitalized after the distribution, or if the savings association is a subsidiary of a savings and loan holding company. United is currently restricted by the terms of the Supervisory Agreement with the OTS from paying dividends.

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

The Financing Corporation ("FICO") assessment to service the interest on its bond obligations is separate from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In 2003, United paid $.004 per $100 of deposits to comply with this assessment. The total deposit insurance expense paid was $51,000, $57,000, and $248,000 for 2003, 2002, and 2001,
respectively.

Commonly Controlled Banks and Savings Associations. Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company.

Community Reinvestment Act. Ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-tier descriptive rating using terms such as "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance" and a written evaluation of each institution's performance. United received a satisfactory rating from the OTS in its most recent CRA examination. Also, the Federal Housing Finance Board has adopted regulations establishing standards of community investment and service for members of the FHLB System to meet to be eligible for long-term advances. These regulations take into account a savings association's CRA record and the member's record of lending to first-time homebuyers.

Brokered Deposits. Pursuant to the FDIC regulations, well capitalized institutions are subject to no brokered deposits limitations, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only (i) with a waiver from the FDIC, and (ii) subject to certain restrictions on payment of rates. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that significantly exceeds the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in which such deposits are being solicited.

Enforcement. The OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. In addition, regulators are provided with flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. The FDIC has the authority to recommend to the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the OTS, the FDIC has authority to take such action under certain circumstances.

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

Under OTS regulations "core capital" includes common shareholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less nonqualifying intangible assets. In determining compliance with the capital standards, a savings association must deduct from capital its entire investment in and loans to any subsidiary engaged in activities not permissible for a national bank, other than subsidiaries (i) engaged in such non-permissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities; or (iii) that are themselves savings associations or companies, the only investment of which is another savings association, acquired prior to May 1, 1989.

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

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, condition, and complexity of its operations, including consolidated subsidiaries, as reported in United's latest quarterly Thrift Financial Report. United's total assessment for the year ended December 31, 2003 was $62,000.

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

Transactions with Affiliates

Pursuant to the Home Owners' Loan Act, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act and Regulation W in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Such restrictions would be applicable to any transactions engaged in by United and any of its affiliates, including any bank controlled by Pedcor Bancorp or any of its affiliates. Loans to executive officers, directors, and principal shareholders must comply with Section 22(h) of the Federal Reserve Act, which requires these loans be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at December 31, 2003. In connection with the Supervisory Agreement, United must obtain prior written approval from the OTS before selling any asset to an affiliated party. United shall not engage in any transactions with or distribute any funds to (including, but not limited to covered transactions) Fidelity or its subsidiaries, without the prior written approval of the OTS.

Federal Home Loan Bank System

United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for members. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2003, United was in compliance with this requirement.

Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate and accounting scandals that have occurred during the previous years. The Sarbanes-Oxley Act's principal legislation includes:

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

o an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

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

We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations. The financial impact on our results of operations or financial condition is not yet determinable.

Fidelity's Board of Directors has discussed the desirability of taking steps to delist its shares of common stock from NASDAQ and to terminate its reporting obligations under the Securities Exchange Act of 1934. At this time, the Board has come to no conclusions regarding this matter and is not able to predict when it may do so. The Board has engaged in an analysis of this possibility due to the costs incurred in connection with new requirements imposed by the Sarbanes-Oxley Act.

USA Patriot Act

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

In addition to the general provisions discussed below, Fidelity and United are also subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, as amended on November 18, 2003, which also impacts the operations of Fidelity and the United. The footnote entitled "Other Restrictions" in the audited financial statement provides further details.

ITEM 2.  PROPERTIES

Fidelity, through United, currently operates its business from its home office in Evansville and from four additional locations in Vanderburgh and Warrick Counties, Indiana. The following table sets forth the location of Fidelity's savings bank offices, which are all owned by United, as well as certain additional information relating to these offices as of December 31, 2003.

-------------------------------------------------------------------------------------------

          Office Location           Year Facility Opened          Net Book Value
-------------------------------------------------------------------------------------------
Home Office                                 1974                  $852,000
18 NW Fourth Street
Evansville, IN  47708
-------------------------------------------------------------------------------------------
Eastside Branch                             1997                 1,604,000
700 S. Green River Rd
Evansville, IN  47715
-------------------------------------------------------------------------------------------
Northside Branch                            1976                    75,000
4441 First Avenue
Evansville, IN  47710
-------------------------------------------------------------------------------------------
Westside Branch                             1979                    76,000
4801 W. Lloyd Expressway
Evansville, IN  47712
-------------------------------------------------------------------------------------------
Bell Oaks Branch                            2001                   467,000
8533 Bell Oaks Drive
Newburgh, IN  47630
-------------------------------------------------------------------------------------------


ITEM 3.  LEGAL PROCEEDINGS
-------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
------   MATTERS

The discussion concerning the market for the registrant's common equity and related shareholder matters appears under the heading "Market Summary" included in Fidelity's 2003 Annual Report to Shareholders on page 4 and is incorporated herein by reference. Cash dividends by quarter for the current and previous year appear under the heading "Quarterly Results of Operations" included in Fidelity's 2003 Annual Report to Shareholders on page 30 and is incorporated herein by reference. As of February 25, 2004, Fidelity had 429 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
-------

Selected Financial Data and other data included in Fidelity's 2003 Annual Report to Shareholders on page 4 are incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operation included in Fidelity's 2003 Annual Report to Shareholders on pages 5 through 30 is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

The discussion concerning quantitative and qualitative disclosures about market risk appears under the heading "Asset/Liability Management" included in Fidelity's 2003 Annual Report to Shareholders on pages 21and 22 and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------

Financial Statements and Supplementary Data included in Fidelity's 2003 Annual Report to Shareholders on pages 31 through 67 are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------     FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES
--------

(a) Evaluation of Disclosure Controls and Procedures. Fidelity's Principal Executive Officer and Principal Financial Officer have concluded that Fidelity's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective.

(b) Changes in Internal Controls. There have been no significant changes in Fidelity's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations of the Effectiveness of Controls. Fidelity's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that Fidelity's disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Fidelity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The information to be provided under this Item is incorporated by reference to the information under the heading "Information Concerning Nominees, Directors and Executive Officers" on pages 3 through 5 up to, but exclusive of, the information presented under the caption "Certain Transactions and Other Matters Between Management and Fidelity", under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14, (up to, but exclusive of, the information presented under the caption "Item 2. Ratification of Independent Auditors of Fidelity") and under the caption "Additional Information" on page 16, (up to, but exclusive of, the information presented under the caption "Other Matters") of Fidelity's Definitive Proxy Statement dated March 26, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Executive Compensation and Other Information" on pages 7 through 12 of Fidelity's Definitive Proxy Statement dated March 26, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------   RELATED SHAREHOLDER MATTERS

The information to be provided under this Item is incorporated by reference to the information under the heading "Beneficial Ownership" on page 2 and under the heading "Security Ownership of Management" on pages 13 and 14 (up to, but exclusive of, the information presented under the caption "Section 16(a) Beneficial Ownership Reporting Compliance") of Fidelity's Definitive Proxy Statement dated March 26, 2004, as filed with the Securities and Exchange Commission pursuant to regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Certain Transactions and Other Matters Between Management and Fidelity" on page 5 (up to, but exclusive of, the information presented under the caption "Directors Independence") of Fidelity's Definitive Proxy Statement dated March 26, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------

The information to be provided under this Item is incorporated by reference to the information under the heading "Fees to Independent Auditor For Fiscal Years 2003 and 2002" on pages 15 and 16, (up to, but exclusive of the information presented under the caption "Shareholder Proposals") of Fidelity's Definitive Proxy Statement dated March 26, 2004, as filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------

(a)      (1) The following consolidated financial statements are incorporated by reference in Item 8:

                                                               Page Numbers in
                                                                 Annual Report
                                                                 -------------

Independent Auditor's Report on
Consolidated Financial Statements                                     31

Consolidated Balance Sheet
December 31, 2003 and 2002                                            32

Consolidated Statement of Income-
For the years ended December 31, 2003, 2002 and 2001                  33-34

Consolidated Statement of Changes in Shareholders' Equity -
For the years ended December 31, 2003, 2002 and 2001                  35

Consolidated Statement of Cash Flows -
For the years ended December 31, 2003, 2002 and 2001                  36-37

Notes to consolidated Financial Statements                            38-67

              (2) See response to Item 15(a)(1). All other financial statement schedules have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

              (3) List of Exhibits

   Exhibit Number        Description
   --------------        -----------

   3(i)(a) Articles of Incorporation of Fidelity, filed as exhibit 3(a) to Fidelity's 1995 Annual Report on Form 10-K, are incorporated herein by reference.

   3(i)(b) Articles of Amendment of the Articles of Incorporation of Fidelity, filed as exhibit 4.1 with Fidelity's Registration Statement on Form S-3 (file no. 333-53668), are incorporated herein by reference.

   3(ii) By-Laws of Fidelity, filed as exhibit 4.2 with Fidelity's Registration Statement on Form S-3 (file no. 333-53668), are incorporated herein by reference.

   10(a)                 The 1993 Director's Stock Option Plan, filed as
                         exhibit 10(d) to Fidelity's 1995 Annual Report on Form 10-K, is incorporated herein by reference.

   10(b)                 The 1995 Key Employee's Stock Option Plan, filed as
                         exhibit 10(c) to Fidelity's 1996 Annual Report on Form 10-K, is incorporated herein by reference.

   10(c)                 Employment Agreement between Fidelity and Donald R.
                         Neel, filed as exhibit 10(d) to Fidelity's 2000 Annual Report on Form 10-K, is incorporated herein by reference.

   13 2003 Annual Report to Shareholders (Except for the pages and information expressly incorporated by reference in this Form 10-K, The Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)

   14                    Code of Ethics for Senior Financial Officers of
                         Fidelity Federal Bancorp

   21                    Subsidiaries of Fidelity Federal Bancorp

   31(a) Certification for Annual Report on Form 10-K by Principal Executive Officer

   31(b) Certification for Annual Report on Form 10-K by Principal Financial Officer

   32(a) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32(b) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         Fidelity Federal Bancorp filed the following Forms 8-K:

         Form 8-K filed on October 30, 2003 announcing Fidelity's third quarter earnings
         Form 8-K filed on January 23, 2004 announcing Fidelity's fourth quarter earnings
         Form 8-K filed on January 29, 2004 announcing the appointment of a new director


(c)      Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report.

(d)      Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 day of March, 2004.

                                          FIDELITY FEDERAL BANCORP
                                          (Registrant)

                                          By  /S/ DONALD R. NEEL
                                              ---------------------------------
                                              Donald R. Neel
                                              President and CEO
                                              (Principal Executive Officer)

                                          By  /S/ MARK A. ISAAC
                                              ---------------------------------
                                              Mark A. Isaac, Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

By     /S/  JACK CUNNINGHAM
       --------------------------------------
            Jack Cunningham,
            Chairman

By     /S/  BRUCE A. CORDINGLEY
       --------------------------------------
            Bruce A. Cordingley, Director

By     /S/  WILLIAM R. BAUGH
       --------------------------------------
            William R. Baugh, Director

By     /S/  PAUL E. BECKER
       --------------------------------------
            Paul E. Becker, Director

By     /S/  MICHAEL A. ELLIOTT
       --------------------------------------
            Michael A. Elliott, Director

By     /S/ DONALD R. NEEL
       --------------------------------------
           Donald R. Neel, Director

By     /S/  GERALD K. PEDIGO
       --------------------------------------
            Gerald K. Pedigo, Director

By     /S/  BARRY A. SCHNAKENBURG
       --------------------------------------
            Barry A. Schnakenburg, Director

By     /S/  PHILLIP J. STOFFREGEN
       --------------------------------------
            Phillip J. Stoffregen, Director

                                INDEX TO EXHIBITS
                                -----------------



Page       Exhibit Number                   Exhibit
--------------------------------------------------------------------------------

              13          2003 Annual Report to Shareholders

              14 Code of Ethics for Senior Financial Officers of Fidelity Federal Bancorp

              21          Subsidiaries of Fidelity Federal Bancorp

              31(a) Certification for Annual Report on Form 10-K by Principal Executive Officer

              31(b) Certification for Annual Report on Form 10-K by Principal Financial Officer

              32(a) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32(b) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002