Form 10-Q
period 2004-03-31
FIDELITY FEDERAL BANCORP
filed 2004-05-14
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 2004


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



                                 (812) 424-0921
               ---------------------------------------------------
               Registrant's telephone number, including area code



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

As of April 26, 2004, there were 9,618,658 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1- Financial Statements:

   Condensed Consolidated Balance Sheets..................................     3

   Condensed Consolidated Statements of Income............................     4

   Condensed Consolidated Statements of Changes in Stockholders' Equity...     5

   Condensed Consolidated Statements of Cash Flows........................     6

   Notes to Condensed Consolidated Financial Statements...................     7

  ITEM 2 - Management's Discussion and Analysis of Results of Operations
   and Financial Condition................................................ 10-18

  ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.....    19

  ITEM 4 - Controls and Procedures........................................    19

PART II - OTHER INFORMATION...............................................    21

SIGNATURES................................................................    22

Index to Exhibits.........................................................    23

CERTIFICATIONS............................................................ 24-27

Item 1 - Financial Statements

                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                               March 31,   December 31,
                                                                                 2004         2003
                                                                               ---------    ---------
                                                                              (Unaudited)
Assets
Cash and due from banks                                                        $   1,253    $   1,705
Interest-bearing demand deposits                                                   4,418        1,263
                                                                               ---------    ---------
   Cash and cash equivalents                                                       5,671        2,968
Investment securities available for sale                                          58,780       52,208
Loans, net of allowance for loan losses of $741 and $737 (Also includes
loans to related parties, net of allowance for loan losses of $392 and $394)     105,357      100,437
Premises and equipment                                                             4,607        4,620
Federal Home Loan Bank of Indianapolis stock                                       3,503        3,466
Deferred income tax                                                                6,010        6,093
Foreclosed assets held for sale                                                       84           30
Interest receivable and other assets                                               5,818        5,568
                                                                               ---------    ---------

   Total assets                                                                $ 189,830    $ 175,390
                                                                               =========    =========

Liabilities
Deposits:
Non-interest bearing (includes related party deposits of $661 and $854)        $   8,006    $   6,903
Interest bearing                                                                 121,264      113,777
                                                                               ---------    ---------
     Total deposits                                                              129,270      120,680
Federal Home Loan Bank advances                                                   34,000       31,550
Borrowings (includes borrowings from a related party of $0 and $1,000)             6,802        8,077
Other liabilities                                                                  4,172        1,716
                                                                               ---------    ---------
     Total liabilities                                                           174,244      162,023
                                                                               ---------    ---------

Commitments and Contingencies                                                         --           --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value - Authorized--15,000,000 shares
Issued and outstanding--9,618,658 and 9,618,658 shares                             9,619        9,619
Common stock subscribed - 1,060,775 shares                                         1,061
Additional paid-in capital                                                        17,493       16,634
Stock warrants                                                                       261          261
Accumulated deficit                                                              (12,873)     (12,938)
Accumulated other comprehensive income                                                25         (209)
                                                                               ---------    ---------
Total stockholders' equity                                                        15,586       13,367
                                                                               ---------    ---------

Total liabilities and stockholders' equity                                     $ 189,830    $ 175,390
                                                                               =========    =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                             2004            2003
                                                          -----------    -----------
Interest Income
   Loans receivable                                       $     1,489    $     1,178
   Investment securities--taxable                                 506            325
   Loans held for sale                                             --             39
   Deposits with financial institutions                             3             22
   Other dividend income                                           44             38
                                                          -----------    -----------
         Total interest income                                  2,042          1,602
                                                          -----------    -----------

Interest Expense
   Deposits                                                       646            889
   Federal Home Loan Bank advances                                185             22
   Borrowings                                                     151            247
                                                          -----------    -----------
         Total interest expense                                   982          1,158
                                                          -----------    -----------

Net Interest Income                                             1,060            444
   Provision for loan losses                                      170           (104)
                                                          -----------    -----------

Net Interest Income After Provision for Loan Losses               890            548
                                                          -----------    -----------

Other Income
   Service charges on deposit accounts                            110            106
   Net gains on loan sales                                         91            258
   Net gains on sales of securities available for sale             47            320
   Letter of credit fees                                          123            121
   Servicing fees on loans sold                                    77             64
   Income from interest only strip                                 19             60
   Dealer interest recovery                                        51             83
   Other income                                                   183            206
                                                          -----------    -----------
         Total non-interest income                                701          1,218
                                                          -----------    -----------

Other Expenses
   Salaries and employee benefits                                 808            880
   Occupancy                                                       91             91
   Equipment                                                       95             99
   Data processing                                                121            100
   Deposit insurance                                               13             14
   Legal and professional                                          58             51
   Advertising                                                     58             45
   Promotions                                                      29             55
   Printing, postage, and office supplies expense                  27             56
   Insurance                                                       58             62
   Correspondent bank charges                                      37             34
   Other                                                          191            274
                                                          -----------    -----------
         Total non-interest expense                             1,586          1,761
                                                          -----------    -----------

Income Before Income Tax                                            5              5
   Income tax benefit                                             (60)           (50)
                                                          -----------    -----------
Net Income                                                $        65    $        55
                                                          ===========    ===========

Basic Earnings per Share                                  $      0.01    $      0.01

Diluted Earnings per Share                                $      0.01    $      0.01

Average Common and Common Equivalent shares outstanding     9,623,350      6,834,216

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                 Three Months Ended
                                                                     March 31,
                                                      -------------------------------------
                                                                  2004                2003
                                                                -------             -------

Beginning Balance                                               $13,367             $ 9,588
   Comprehensive income (loss)
     Net income                                            65                  55
     Other comprehensive income (loss) - net of tax       234                (200)
                                                      -------             -------
   Comprehensive income (loss)                                      299                (145)
   Common stock subscribed                                        1,061
   Additional paid-in capital                                       859
   Issuance of stock                                                 --                 153
                                                                -------             -------
Balances, March 31 (unaudited)                                  $15,586             $ 9,596
                                                                =======            =======

See notes to condensed consolidated financial statements.

                    Fidelity Federal Bancorp and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 2004        2003
                                                               --------    --------
Operating Activities
   Net income                                                  $     65    $     55
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                      170        (104)
     Net gain on sales of securities available for sale             (47)       (320)
     Net gain on sale of loans                                      (91)       (258)
     Depreciation and amortization                                  108         110
     Loans originated for sale                                   (2,389)     (7,626)
     Proceeds from sale of loans                                  2,452       7,774
     Consumer loan origination transferred to held for sale      (4,377)    (17,932)
     Proceeds from consumer loan sales                            4,405      18,042
     Changes in
       Interest payable and other liabilities                     2,456         509
       Interest receivable and other assets                        (249)       (518)
     Other                                                         (198)        (54)
                                                               --------    --------
     Net cash provided (used) by operating activities             2,305        (322)
                                                               --------    --------

Investing Activities
   Purchases of securities available for sale                   (11,894)    (15,757)
   Proceeds from maturities of securities available for sale      3,392       3,795
   Proceeds from sales of securities available for sale           2,555      12,098
   Purchase of FHLB stock                                           (37)         --
   Net change in loans                                           (5,208)      3,104
   Purchase of premises and equipment                               (95)        (20)
                                                               --------    --------
     Net cash provided (used) by investing activities           (11,287)      3,220
                                                               --------    --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                         638       4,724
     Certificates of deposit                                      7,952       1,561
   Proceeds from borrowings                                         100          --
   Repayment of borrowings                                         (375)         (7)
   Repayment of borrowings to a related party                    (1,000)         --
   Proceeds from FHLB advances                                   24,000       3,000
   Repayment of FHLB advances                                   (21,550)         --
   Issuance of stock                                                 --         153
   Issuance of stock warrants                                     1,920          --
                                                               --------    --------
     Net cash provided by financing activities                   11,685       9,431
                                                               --------    --------
Net Change in Cash and Cash Equivalents                           2,703      12,329

Cash and Cash Equivalents, Beginning of Period                    2,968       3,823
                                                               --------    --------

Cash and Cash Equivalents, End of Period                       $  5,671    $ 16,152
                                                               ========    ========

Additional Cash Flows Information
   Interest paid                                               $    770    $    640
   Real estate acquired in settlement of loans                      115

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements.

Certain information and note disclosures normally included in the company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.

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

o        Stockholders' Equity

In March 2004, Fidelity filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 1.4 million shares were registered in this filing. For every 6.9 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $1.81. The rights offering expires on May 14, 2004 and as of March 31, 2004 stock subscriptions have been received for 1,060,775 shares or $1.9 million in additional capital.

In April 2003, Fidelity issued 2.8 million shares of common stock for $4.0 million in cash through the exercise of an option held by Pedcor Financial, LLC ("Pedcor Financial") and affiliates. The exercise price per share was $1.44, and was determined under a formula included in the shareholder-approved stock purchase agreement effective May 19, 2000. The proceeds of the option exercise were utilized to reduce Fidelity's long-term debt outstanding. The remaining options expired on May 19, 2003. Pedcor Financial is a member of a group of companies which is controlled by Bruce A. Cordingley, Gerald K. Pedigo and Phillip J. Stoffregen directors of Fidelity. Following the option exercise in April 2003, Pedcor Financial and group beneficially owned approximately 67.75% of Fidelity's issued and outstanding stock.

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

o        Other Restrictions

United entered into a supervisory agreement with the OTS on February 3, 1999. The supervisory agreement, as amended on November 18, 2003, currently requires United to:

o        Refrain from paying dividends without OTS approval.

o Continue to comply with its strategic plan, including its capital targets, as noted in the "Regulatory Capital" note, consistent with United's business plan as approved by the OTS.

o Refrain from engaging in any transaction with or distribution of funds to Fidelity or its subsidiaries or selling any assets to an affiliate without OTS approval.

o Not engage in new activities not included in its strategic plan without OTS approval.

United believes that it currently is in compliance with all provisions of the supervisory agreement.

o        Earnings per share

Earnings per share (EPS) were computed as follows:

                                                  Three Months Ended March 31, 2004
                                                  ---------------------------------
                                                               Weighted-  Per Share
                                                   Income   Average Shares  Amount
                                                  ---------------------------------
Net income                                        $      65
                                                  =========

Basic earnings per share
    Income available to common stockholders       $      65   9,618,658   $   0.01
                                                                          ========

Effect of dilutive securities
    Stock options                                        --       4,692
                                                  ---------   ---------

Diluted earnings per share
    Income available to common stockholders and
      assumed conversions                         $      65   9,623,350   $   0.01
                                                  =========   =========   ========


                                                  Three Months Ended March 31, 2003
                                                  ---------------------------------
                                                               Weighted-  Per Share
                                                   Income   Average Shares  Amount
                                                  ---------------------------------



Net income                                        $      55
                                                  =========

Basic earnings per share
    Income available to common stockholders       $      55   6,834,216   $   0.01
                                                                          ========

Effect of dilutive securities
    Stock options                                        --          --
                                                  ---------   ---------

Diluted earnings per share
    Income available to common stockholders and
      assumed conversions                         $      55   6,834,216   $   0.01
                                                  =========   =========   ========

Options to purchase 307,696 shares of common stock at prices ranging from $2.88 to $11.81 per share as well as stock warrants representing the right to purchase 527,753 share of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at March 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

As discussed in the stockholder's equity footnote subscriptions for 1,060,775 shares were received as of March 31, 2004. The shares were not included in the calculation of basic or diluted earnings per share for the three months ended March 31, 2004. Upon completion of the rights offering on May 14, 2004, these shares will be issued and included in the calculation of earnings per share.

o        Automobile Loan Securitization

United completed an automobile loan securitization transaction in 2002.

A summary of the components of managed loans, which represents both owned and securitized loans, follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                 Loans Past
                                                  Principal       Due Over
As of March 31, 2004                               Balance         30 Days
----------------------------------------------------------------------------

 Total managed automobile loans                   $ 93,252           $884
 Less: Automobile loans securitized                (20,240)          (281)
      Automobile loans serviced                    (32,952)          (276)
                                               -----------------------------

 Total automobile loans held in portfolio         $ 40,060          $ 327
                                               =============================

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

A summary of the fair values of the interest-only strip and servicing asset retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2003 and thus far in 2004 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistently with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

                                                 Weighted-       Monthly       Expected
                                                  Average      Prepayment     Cumulative     Annual      Weighted-
                                       Fair         Life          Speed         Credit      Discount      Average
                                       Value    (in months)      (% ABS)        Losses        Rate        Coupon
                                    ---------------------------------------------------------------------------------
Interest-only strip
   As of the date of securitization  $ 2,707         39           1.50%          1.50%        15.0%        9.09%
   As of March 31, 2004                1,405         15           1.28           1.50         15.0         8.52
   Decline in fair value of 10%
     adverse change                                              $  17          $  11        $  19
   Decline in fair value of 20%
     adverse change                                                 43             21           38

Servicing asset
   As of the date of securitization      362         39           1.50%          1.50%        15.0%
   As of March 31, 2004 *                 61         15           1.28           1.50         15.0
   Decline in fair value of 10%
     adverse change                                              $   4          $   0        $   1
   Decline in fair value of 20%
     adverse change                                                 27              0            1

*Carrying value of the servicing asset approximated fair value at March 31, 2004.

o        Stock Option

Stock options and Fidelity's stock-based incentive compensation plans are discussed more fully in the notes to Fidelity's December 31, 2003 audited financial statements contained in Fidelity's annual report. Fidelity accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price that was equal to or greater than the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if Fidelity had applied the fair value provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31                                 2004       2003
-----------------------------------------------------------------------------

Net income as reported                                     $  65      $  55
Less:  Total stock-based compensation cost determined
       under the fair value based method, net of income       (4)        (8)
       taxes
                                                         --------------------

Pro forma net income                                       $  61      $  47
                                                         ====================

Basic earnings per share - as reported                     $0.01      $0.01
Basic earnings per share - pro forma                       $0.01      $0.01
Diluted earnings per share - as reported                   $0.01      $0.01
Diluted earnings per share - pro forma                     $0.01      $0.01

o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three-month period ended March 31, 2003 have been made to conform to the presentation of the three-month period ended March 31, 2004. These reclassifications had no effect on net income.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets at March 31, 2004 were $189.8 million, an increase of $14.4 million from $175.4 million at December 31, 2003. The increase in total assets was attributable to an $6.5 million increase in investment securities, $4.9 million increase in net loans and $2.7 million increase in interest bearing deposits.

Cash and cash equivalents increased $2.7 million to $5.7 million at March 31, 2004 primarily due to funds received from recent rights offerings to shareholders of debt and equity securities. On April 20, 2004, Fidelity used $1.0 million to redeem a portion of the $1.8 million in 10% senior subordinated notes outstanding. The remaining $800,000 is scheduled to be redeemed on May 7, 2004.

At March 31, 2004, the investment portfolio represented 31.0% of Fidelity's assets, compared to 29.8% at December 31, 2003 and is managed in a manner designed to meet the Board's investment policy objectives. Fidelity expects moderate investment activity in 2004, which includes new purchases to reinvest investments in maturities and paydowns in the mortgage-back portfolio. At March 31, 2004, the entire investment portfolio was classified as available for sale. The net unrealized gain at March 31, 2004, which is included as a component of stockholders' equity, was $25,000 and was comprised of gross unrealized gains of $250,000 and gross unrealized losses of $209,000 and tax expense of $16,000. The change from an unrealized loss at December 31, 2003 to a gain at March 31, 2004, was caused primarily by market interest rate charges during the period.

Net loans increased $4.9 million to $105.4 million at March 31, 2004. The increase is primarily attributable to a increase in commercial, commercial real estate and consumer loans. Total commercial real estate loans outstanding have increased by $2.5 million and total commercial and industrial loans have increased by approximately $1.3 million in 2004.

Consumer loans increased by $2.5 million to $41.6 million at March 31, 2004. The portfolio is primarily composed of prime automobile loans generated through a network of automobile dealers in Indiana, Kentucky, Illinois and Missouri. In connection with United's strategic plan, United may increase its consumer loan portfolio up to 28% of total assets. At March 31, 2004, United's consumer loans to total assets was 22.2%.

Fidelity has no loans to foreign governments, foreign enterprises, foreign operations of domestic companies or highly leveraged transactions, nor any concentration to borrowers engaged in the same or similar industries that exceed ten percent of total loans.

The allowance for loan losses increased $4,000 to $741,000 at March 31, 2004 from $737,000 at December 31, 2003. During the first quarter Fidelity provided an additional $205,000 in provision for loan losses which were offset by $206,000 in charge-offs for the quarter. Recoveries of $40,000 were received during the quarter in addition to a $35,000 credit to the provision for consumer loans in connection with consumer loans transferred to held for sale of $4.4 million during the first quarter. Fidelity completed the consumer loan sale during the month the loans were identified for sale, therefore no consumer loans were identified as held for sale at March 31, 2004. Net charge offs for the quarter totaled $166,000. Consumer loan net charge-offs for the quarter totaled $103,000, while an additional $63,000 charge-off was taken on a problem commercial loan with a remaining outstanding balance of $170,000 at March 31, 2004. The allowance for loan losses represented 0.70% of total loans at March 31, 2004, compared to 0.73% at December 31, 2003. Relative to non-performing loans, the allowance for loan losses was 66.5% compared to 43.3% at December 31, 2003.

Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $27.0 million at March 31, 2004 compared to $27.8 million at December 31, 2003. The valuation allowance for letters of credit totaled 1.1% at March 31, 2004 compared to 1.0% at December 31, 2003. The valuation allowance for letters of credit is included in other liabilities and totaled $296,000 at March 31, 2004. The allowance for loan losses and letters of credit to total loans and letters of credit at March 31, 2004 and December 31, 2003 was 0.78% and 0.80%, respectively.

Management considers the allowance for loan losses and valuation allowance for letters of credit adequate to meet losses inherent in the loan and letter of credit portfolios at March 31, 2004.

The following table sets forth an analysis of the allowance for loan losses for the three months ended March 31, 2004 and the year ended December 31, 2003:

                                                   Three months
                                                      ended          Year ended
                                                    March 31,       December 31,
                                                      2004              2003
                                                    ---------       ---------
                                                      (dollars in thousands)

Allowance for loan losses at beginning of period     $ 737             $ 837
Provision for losses                                   205               492
Provision transferred to held for sale                 (35)             (479)
Loans charged off                                     (206)             (236)
Recoveries on loans                                     40               123
                                                     -----             -----
Allowance for loan losses at end of period           $ 741             $ 737
                                                     =====             =====

Average deposits increased $12.5 million to $124.4 million at March 31, 2004 compared to $111.9 million at December 31, 2003. During the fourth quarter of 2003, United actively began to utilize brokered deposits to assist in asset growth. Average brokered deposits increased by $10.1 million during the first quarter of 2004. Additional growth of $1.6 million and $1.3 million was obtained in the certificates of deposits and demand accounts, respectively. Non-interest bearing accounts at March 31, 2004 increased $1.1 million over December 31, 2003.

At March 31, 2004, Fidelity's borrowings consisted of FHLB advances, senior notes and junior notes. Of the $40.8 million outstanding at March 31, 2004, $34.0 million were FHLB advances. FHLB advances increased by $2.5 million over December 31, 2003 to assist in funding investment and loan growth. During the quarter, Fidelity utilized funds received from its debt and equity offerings that are currently in process to reduce its line of credit by $275,000 in addition to a $1.0 million unsecured note to a related party. An additional $1.0 million in 10% senior subordinated notes due June 2005 was retired on April 20, 2004 and the remaining $800,000 is scheduled to be retired on May 7, 2004.

Other liabilities increased $2.5 million from December 31, 2003 primarily due to the proceeds received from Fidelity's rights offering of debt securities of $2.0 million. Upon completion of this offering on April 20, 2004, approximately $2.4 million in proceeds were reclassified to borrowings.

Total stockholders' equity increased $2.2 million to $15.6 million at March 31, 2004. The increase was attributable to net income of $65,000, and an increase in the unrealized gain on investment securities available for sale of $234,000. Approximately $1.9 million in common stock was subscribed for at March 31, 2004. This rights offering to shareholders expires on May 14, 2004.

Non-Performing Assets

Non-performing assets decreased $533,000 from December 31, 2003 to $1.2 million or 0.63% of total assets at March 31, 2004 compared to $1.7 million or 0.99% of total assets at December 31, 2003. The decrease is primarily due to one large residential loan that paid off during the first quarter of 2004.

The following table provides information on Fidelity's non-performing assets as of March 31, 2004 and December 31, 2003:

                                                        March 31,   December 31,
                                                          2004          2003
--------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Non-accrual loans
   Real estate mortgage                                  $  216       $  788
   Home equity                                              211          127
   Consumer                                                  58          233
   Commercial                                               204          267
                                                         ------       ------
     Total non-accrual loans                                689        1,415
90 days or more past due and accruing
   Real estate mortgage                                     285           --
   Consumer                                                  96           54
   Commercial                                                45          233
                                                         ------       ------
     Total 90 days or more past due and accruing            426          287

Other real estate owned and repossessed assets               84           30
                                                         ------       ------

         Total non-performing assets                     $1,199       $1,732
                                                         ======       ======


Ratio of non-performing assets to total assets             0.63%        0.99%
                                                         ======       ======

Classified Assets

Classified assets totaled $1.5 million at March 31, 2004 compared to $1.8 million at December 31, 2003. Total classified assets were 9.1% and 12.2% of Fidelity's capital and reserves at March 31, 2004 and December 31, 2003, respectively. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $6.1 million at March 31, 2004, compared to $6.2 million at December 31, 2003, for which management was closely monitoring the borrower's abilities to comply with payment terms.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2004 and December 31, 2003, United is categorized as well capitalized and met all subject capital adequacy requirements.

                                         Tangible          Core            Tier 1        Risk-based
Dollars in thousands                     Capital          Capital          Capital         Capital
------------------------------------     --------         -------          -------       ----------
Regulatory capital                      $   12,933          13,083          11,724          16,737
Minimum capital requirement                  2,752           7,345           4,718           9,436
                                        ----------       ---------       ---------       ---------
Excess capital                              10,181           5,738           7,006           7,301
                                        ==========       =========       =========       =========

Regulatory capital                            7.05%           7.13%           9.94%          14.19%
Required capital requirements                 1.50%           4.00%           4.00%           8.00%
                                        ----------       ---------       ---------       ---------
Excess over minimum                           5.55%           3.13%           5.94%           6.19%
                                        ==========       =========       =========       =========

Requlatory capital                            7.05%           7.13%           9.94%          14.19%
Strategic plan capital requirement             N/A            6.25%           8.25%          11.00%
                                        ----------       ---------       ---------       ---------
Excess over minimum                           7.05%           0.88%           1.69%           3.19%
                                        ==========       =========       =========       =========

United continues to evaluate and pursue opportunities to improve its capital ratios. There are no specific targets for capital levels included in the Supervisory Agreement between United and the OTS, only a requirement that United include capital minimums within its strategic plan. The strategic plan established minimum capital ratios of 6.25% for core capital 8.25% for Tier I and 11.0% for risk-based capital. United exceeded these minimums at March 31, 2004.

Liquidity

The primary sources of funds from operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. Fidelity's entire investment portfolio is classified as "available for sale" and totaled $58.8 million at March 31, 2004 and could be utilized to assist in liquidity management. In addition, United is authorized to borrow money from the Federal Home Loan Bank or draw on $15.0 million in secured lines of credit with other financial institutions. At March 31, 2004, United's gross borrowing capacity is $70.0 million with approximately $7.7 million available to draw upon based on current assets pledged. United had approximately $11.9 million available to draw on its lines of credit at March 31, 2004. On April 20, 2004, Fidelity completed a rights offering of debt securities that raised approximately $2.4 million of the $2.5 million being offered. Approximately $1.0 million of these proceeds was used to redeem a portion of the 10% senior subordinated notes on April 20, 2004 with an additional $800,000 scheduled to be redeemed on May 7, 2004. Fidelity believes that the above actions in addition to a $2.5 million equity offering which is to be completed on May 14, 2004, will assist it in meeting its future liquidity needs.

Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS under the terms of the Supervisory Agreement.

Fidelity has a $500,000 line of credit and can draw on this line until the expiration in September 2004. At March 31, 2004, $0 was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock, additional debt or equity financing, or dividends from United to Fidelity.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and
2003

General. Net income for the three months ended March 31, 2004 was $65,000 compared to net income of $55,000 for the three months ended March 31, 2003. This change was primarily attributable to an increase in net interest income and a reduction in non-interest expense partially offset by an increase in the provision for loan losses and reduction in non-interest income.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first three months of 2004 and 2003:

                                                 Three months ended      Average yield for
                                                      March 31,          Three months ended
                                               (dollars in thousands)        March 31,
                                               ----------------------    ------------------
                                                 2004         2003       2004          2003
                                               --------     --------     ----          ----
Interest-earning assets                        $168,006     $116,127     4.89%         5.60%
Interest-bearing liabilities                    163,387      119,028     2.42          3.95
                                               --------     --------     -----         -----
   Net interest bearing assets (liabilities)   $  4,619     $ (2,901)
                                               ========     ========

   Net interest spread                                                   2.47%         1.65%
                                                                         =====         =====

   Net interest margin                                                   2.54%         1.55%
                                                                         =====         =====

Net interest income for the first three months of 2004 was $1.1 million compared to $444,000 earned during the first three months of 2003. Total interest income increased $440,000 to $2.0 million for the three months ended March 31, 2004 from $1.6 million for the same period in 2003. The increase in interest income was primarily attributable to an increase in average consumer loans of $22.1 million. The yield on consumer loans decreased from 7.63% at March 31, 2003 to 5.97% at March 31, 2004. This decrease in rate which impacted the margin negatively by $174,000 was offset by the increase in average balances which resulted in an increase in consumer loan income of $422,000 for a net effect of $248,000. The remaining increase in interest income from loans was a result of increased outstandings in commercial and commercial real estate loans.

Average investment securities increased by $25.7 million which attributed to additional interest income of $268,000. However this interest income was partially offset by a decrease in yield on the investment portfolio resulting in a $87,000 decrease in interest income for a net effect of additional interest income of $181,000.

Interest expense decreased by $176,000 due to a combination of a decrease of $379,000 and $114,000 due to a decrease in certificates of deposits and borrowings (including FHLB advances) and their average rate, respectively. This decrease in expense was partially offset by an increase in outstandings for certificates of deposit and FHLB advances resulting in additional expense of $157,000 and $180,000, respectively.

The following table sets forth the details of the rate and volume change for the first three months of 2004 compared to the same period in 2003.

                                         Three Months Ended March 31,
                                               2004 vs 2003
                                            Increase (Decrease)
                                             Due to change in
                                          -------------------------
                                          Volume     Rate     Total
                                          ------     ----     -----
Interest Income:
  Loans and mortgage-backed securities    $ 836     $(344)    $ 492
  Other interest-earning assets             (46)       (6)      (52)
                                          -----     -----     -----
    Total interest-earning assets           790      (350)      440

Interest Expense:
  Deposits                                  157      (399)     (242)
  FHLB advances and other borrowings        180      (114)       66
                                          -----     -----     -----
  Total interest-bearing liabilities        337      (513)     (176)
                                          -----     -----     -----
  Change in net interest income           $ 453     $ 163     $ 616
                                          =====     =====     =====

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the three months ended March 31, 2004 was $170,000 compared to a $104,000 credit for the three months ended March 31, 2003. Additional loan loss provisions were made during first three months of 2004 based on loan growth, delinquency and charge-off trends.

A provision of $205,000 for the first quarter of 2004 was recognized but partially offset by a $35,000 reduction due to a consumer loan sale in 2004, resulting in a net provision of $170,000. During the first quarter of 2003 the $75,000 provision was offset by a $179,000 reduction due to a consumer loan sale.

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

United expects to increase the allowance for loan losses if loan growth and losses meets 2004 targets. As a result, the provision for loan losses may also increase in 2004.

Non-interest income

Non-interest income for the three months ended March 31, 2004 was $701,000 compared to $1.2 million for the same period in 2003, a decrease of $517,000.

Net gains on loan sales decreased $167,000 from the prior year due to a decrease in volume of automobile and mortgage loans sold. A $320,000 gain on the sale of available for sale investments was recognized during the first three months in 2003 compared to $47,000 in 2004 for the same time period. Increased prepayment speeds, remaining premiums, and pricing made it advantageous to sell the securities for a gain in 2003. Income of $19,000 was recognized on the retained interests in securitized assets compared to $60,000 in 2003. An increase in early payoffs on automobile loans due to the historically low interest rate environment in 2003 resulted in the repayment of $83,000 in interest previously written off compared to $51,000 for the same period in 2004. Included in other income for 2004, a reduction of loan servicing rights added additional income of $44,000. Included in other income were non-recurring items which Fidelity received during 2003 totaling approximately $125,000 from Fidelity's active participation in affordable housing activities, which ended late in 2002.

Non-interest expense

Non-interest expense decreased $175,000 to $1.6 million for the three months ended March 31, 2004 compared to $1.8 million for the same period in 2003.

Salaries and employee benefits decreased $72,000 from the first three months of 2003, due to a reduction in full-time equivalent employees. Data processing expense increased $21,000 over the prior year due to increased volume of mortgage and consumer loans serviced when compared to the same period in 2003 in addition to internet banking that was introduced to customers during the third quarter of 2003. Promotion expense decreased $26,000 from 2003 due primarily to a decrease in automobile originations in the current year. Advertising increased $13,000 over 2003.

Income tax benefit

The income tax benefit was $60,000 for the three months ending March 31, 2004 compared to $50,000 for the same period last year. Included in the 2004 benefit are tax credits of $55,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at March 31, 2004 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan and then achieve 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. Due to capital gains generated as a result of the sale of two Company subsidiaries, and a level of projected profitability for 2002 being less than originally anticipated, Fidelity established a valuation allowance of $600,000 at December 31, 2002. Fidelity considers the current valuation allowance adequate at March 31, 2004 based upon the results of the above analysis and assumptions, but cannot assure that future income will be enough to support the current level of deferred taxes.

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

Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past years. We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations. The financial impact on our results of operations or financial condition is not yet determinable.

Fidelity's Board of Directors has discussed the desirability of taking steps to delist its shares of common stock from NASDAQ and to terminate its reporting obligations under the Securities Exchange Act of 1934. At this time, the Board has come to no conclusions regarding this matter and is not able to predict when it may do so. The Board is currently reviewing the additional costs expected to be incurred in connection with new requirements imposed by the Sarbanes-Oxley Act.

Application of Critical Accounting Policies

Fidelity's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices followed within the banking industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Allowance for Loan Losses: Fidelity maintains a reserve to absorb probable loan losses inherent in the portfolio. The reserve for credit losses is maintained at a level Fidelity considers to be adequate to absorb probable loan losses inherent in the portfolio and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on Fidelity's review of the historical credit loss experience and such factors that, in management's judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, Fidelity estimates losses using a range derived from "base" and "conservative" estimates. Fidelity's methodology for assessing the appropriate reserve level consists of several key elements, as discussed below. Fidelity's strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits, and conservative underwriting, documentation and collection standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Fidelity. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. Fidelity evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Factors considered in establishing loss rates include expected future losses, historical loss rate, and adjustments in loan underwriting by category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors that management consider in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and Fidelity's external credit examiners.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Fidelity, has not substantively changed any aspect of its overall approach in the determination of the reserve for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current year reserve for loan losses.

Based on the procedures discussed above, management is of the opinion that the reserve of $741,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2004.

Valuation of Servicing Rights: When Fidelity sells loans through either securitizations or Freddie Mac, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, Fidelity calculates fair value based on the present value of future expected cash flows using both management's best estimates and third-party data sources for the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of other non-interest income in the Consolidated Statements of Income. Retained interests from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for retained interests are included in other non-interest expense in the Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. See "Automobile Loan Securitization" in the footnotes to the consolidated financial statements for projected adverse changes in assumptions and the impact on the fair value.

Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment quarterly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loan, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. Fidelity monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in non-interest income as loan payments are received. Costs of servicing loans are charged to expense as incurred. See "Loan Servicing" in the footnotes to the consolidated financial statements in Fidelity's 2003 Annual Report.

Income Taxes: Fidelity accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Such differences can relate to differences in accounting for credit losses, deprecation timing differences, unrealized gains and losses on investment securities, deferred compensation and leases, which are treated as operating leases for tax purposes and loans for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting interpretations used in determining the current and deferred income tax liabilities.

Fidelity has a net deferred tax asset of $6.3 million at March 31, 2004. The realization of the recorded deferred tax assets ultimately rests upon Fidelity's ability to generate taxable income to utilize the net operating loss carryforwards and low income housing tax credits that make up the majority of the recorded deferred tax asset. To determine that it is more likely than not that these carryforwards and tax credits will be utilized prior to their expiration, management utilizes a model that projects the utilization of the carryforwards and credits based upon the estimated future taxable income of Fidelity. The most significant assumption used in the model is pre-tax income estimated by management.

The amount used for pre-tax income for 2004, 2005 and 2006 is estimated based on a percentage of the budgeted income in United's most recent strategic plan as approved by the OTS. Amounts used for pre-tax income for 2007 and into the future assumes10% growth in earnings. Fidelity established a $600,000 valuation allowance at December 31, 2002. Additional details on Fidelity's deferred tax asset and model assumptions may be found under the heading "Income Tax" in the notes to the consolidated financial statements and under the heading "Income Tax Expense (Benefit)" in the Management Discussion and Analysis in Fidelity's 2003 Annual report.

Additional accounting policies followed by Fidelity and United are presented in
Note 1 to the financial statements in Fidelity's Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The data for March 31, 2004 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for March 31, 2004, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2003.

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

        31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

        32.1 Certification of Chief Executive Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.

          A form 8-K was filed on January 23, 2004 announcing that on January 22, 2004, Fidelity issued a press release in connection with Fidelity's fourth quarter 2003 earnings release.

          A form 8-K was filed on January 29, 2004 announcing that on January 27, 2004, Fidelity and United announced the appointment of a new director.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIDELITY FEDERAL BANCORP

Date: May 13, 2004                      By: /s/ DONALD R. NEEL
------------------                          --------------------------------
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

        31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934


        32.1 Certification of Chief Executive Officer required pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

        32.2 Certification of Chief Financial Officer required pursuant to Section 906 of the Sarbanes - Oxley Act of 2002