Form 10-Q
period 2004-06-30
FIDELITY FEDERAL BANCORP
filed 2004-08-12
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 2004


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

                          YES   X     NO
                              -----      -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          YES         NO   X
                              -----      -----

As of July 22, 2004, there were 10,999,871 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                           Page
PART I - FINANCIAL INFORMATION

  ITEM 1- Financial Statements:

   Condensed Consolidated Balance Sheets................................     3

   Condensed Consolidated Statements of Income..........................     4

   Condensed Consolidated Statements of Changes in Stockholders' Equity.     5

   Condensed Consolidated Statements of Cash Flows......................     6

   Notes to Condensed Consolidated Financial Statements.................     7

  ITEM 2 - Management's Discussion and Analysis of Results of Operations
   and Financial Condition.............................................. 11-22

  ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk...    22

  ITEM 4 - Controls and Procedures......................................    22

PART II - OTHER INFORMATION.............................................    24

SIGNATURES..............................................................    26

Index to Exhibits.......................................................    27

CERTIFICATIONS.......................................................... 28-31

Item 1 - Financial Statements

                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                                June 30,   December 31,
                                                                                 2004          2003
                                                                               ---------    ---------
                                                                              (Unaudited)
Assets
Cash and due from banks                                                        $   1,656    $   1,705
Interest-bearing demand deposits                                                   1,163        1,263
                                                                               ---------    ---------
   Cash and cash equivalents                                                       2,819        2,968
Investment securities available for sale                                          62,376       52,208
Loans, net of allowance for loan losses of $699 and $737 (Also includes
loans to related parties, net of allowance for loan losses of $371 and $394)     107,104      100,437
Premises and equipment                                                             4,529        4,620
Federal Home Loan Bank of Indianapolis stock                                       3,542        3,466
Deferred income tax                                                                6,441        6,093
Foreclosed assets held for sale                                                      110           30
Interest receivable and other assets                                               5,836        5,568
                                                                               ---------    ---------

   Total assets                                                                $ 192,757    $ 175,390
                                                                               =========    =========

Liabilities
Deposits:
Non-interest bearing (includes related party deposits of $728 and $854)        $   6,119    $   6,903
Interest bearing                                                                 114,282      113,777
                                                                               ---------    ---------
     Total deposits                                                              120,401      120,680
Federal funds purchased                                                            8,000            0
Federal Home Loan Bank advances                                                   39,900       31,550
Borrowings (includes borrowings from a related party of $0 and $1,000)             7,367        8,077
Other liabilities                                                                  1,511        1,716
                                                                               ---------    ---------
     Total liabilities                                                           177,179      162,023
                                                                               ---------    ---------

Commitments and Contingencies                                                         --           --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value - Authorized--15,000,000 shares
Issued and outstanding--10,999,871 and 9,618,658 shares                           11,000        9,619
Additional paid-in capital                                                        17,728       16,634
Stock warrants                                                                       261          261
Retained earnings                                                                (12,763)     (12,938)
Accumulated other comprehensive income                                              (648)        (209)
                                                                               ---------    ---------
Total stockholders' equity                                                        15,578       13,367
                                                                               ---------    ---------

Total liabilities and stockholders' equity                                     $ 192,757    $ 175,390
                                                                               =========    =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                              2004            2003            2004            2003
                                                          ------------    ------------    ------------    ------------
Interest Income
   Loans receivable                                       $      1,519    $      1,181    $      3,008    $      2,360
   Investment securities--taxable                                  492             364             997             689
   Loans held for sale                                              --              --              --              39
   Deposits with financial institutions                              4              16               7              38
   Other dividend income                                            35              35              79              73
                                                          ------------    ------------    ------------    ------------
         Total interest income                                   2,050           1,596           4,091           3,199
                                                          ------------    ------------    ------------    ------------

Interest Expense
   Deposits                                                        643             744           1,289           1,633
   Federal funds purchased                                          17              --              26              --
   Federal Home Loan Bank advances                                 187              59             372              81
   Borrowings                                                      130             177             271             425
                                                          ------------    ------------    ------------    ------------
         Total interest expense                                    977             980           1,958           2,139
                                                          ------------    ------------    ------------    ------------

Net Interest Income                                              1,073             616           2,133           1,060
   Provision for loan losses                                        39             (18)            209            (122)
                                                          ------------    ------------    ------------    ------------

Net Interest Income After Provision for Loan Losses              1,034             634           1,924           1,182
                                                          ------------    ------------    ------------    ------------

Other Income
   Service charges on deposit accounts                             120             113             230             219
   Net gains on loan sales                                         108             225             199             483
   Net gains on sales of securities available for sale              --              --              47             320
   Letter of credit fees                                           123             121             246             242
   Servicing fees on loans sold                                     90              74             167             137
   Income from interest only strip                                  17              54              36             114
   Dealer interest recovery                                         52              79             103             162
   Gain on sale of real estate owned                                --             305              --             317
   Other income                                                    149             135             333             331
                                                          ------------    ------------    ------------    ------------
         Total non-interest income                                 659           1,106           1,361           2,325
                                                          ------------    ------------    ------------    ------------

Other Expenses
   Salaries and employee benefits                                  792             844           1,599           1,724
   Occupancy                                                        86              83             178             175
   Equipment                                                        95              99             190             199
   Data processing                                                 135             115             256             215
   Deposit insurance                                                14              12              27              26
   Legal and professional                                           66              64             124             115
   Advertising                                                      53              44             111              89
   Promotions                                                       35              47              64             102
   Printing, postage, and office supplies expense                   35              49              62             105
   Insurance                                                        46              73             104             135
   Letter of credit valuation provision                             --            (170)             --            (170)
   Correspondent bank charges                                       36              37              73              71
   Other                                                           209             361             401             634
                                                          ------------    ------------    ------------    ------------
         Total non-interest expense                              1,602           1,658           3,189           3,420
                                                          ------------    ------------    ------------    ------------

Income Before Income Tax                                            91              82              96              87
   Income tax benefit                                              (19)            (21)            (79)            (71)
                                                          ------------    ------------    ------------    ------------
Net Income                                                $        110    $        103    $        175    $        158
                                                          ============    ============    ============    ============

Basic Earnings per Share                                  $       0.01    $       0.01    $       0.02    $       0.02

Diluted Earnings per Share                                $       0.01    $       0.01    $       0.02    $       0.02

Average Common and Common Equivalent shares outstanding     10,335,466       9,618,659       9,979,430       8,234,129

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                      Six Months Ended
                                                                          June 30,
                                                    ---------------------------------------------------
                                                                      2004                       2003
                                                                   ---------                  ---------
Beginning Balance                                                    $13,367                     $9,588
   Comprehensive income (loss)
     Net income                                           175                           158
     Other comprehensive loss - net of tax               (439)                         (152)
                                                    ---------                     ---------
   Comprehensive income (loss)                                          (264)                         6
   Issuance of stock                                                                              4,153
                                                                       2,475
                                                                   ---------                  ---------
Balances, June 30 (unaudited)                                        $15,578                    $13,747
                                                                   =========                  =========

See notes to condensed consolidated financial statements.

                    Fidelity Federal Bancorp and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                               --------------------
                                                                 2004        2003
                                                               --------    --------
Operating Activities
   Net income                                                  $    175    $    158
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                      209        (122)
     Letter of credit valuation provision                                      (170)
     Net gain on sales of securities available for sale             (47)       (320)
     Net gain on sale of loans                                     (199)       (483)
     Gain on sale of foreclosed assets                                         (312)
     Depreciation and amortization                                  216         219
     Mortgage loans originated for sale                          (5,582)    (16,525)
     Proceeds from sale of mortgage loans                         5,695      16,853
     Consumer loan origination transferred to held for sale     (14,230)    (17,932)
     Proceeds from consumer loan sales                           14,316      18,087
     Changes in
       Interest payable and other liabilities                      (205)        382
       Interest receivable and other assets                        (136)       (615)
     Other                                                         (360)         47
                                                               --------    --------
     Net cash used by operating activities                         (148)       (733)
                                                               --------    --------

Investing Activities
   Purchases of securities available for sale                   (23,222)    (33,028)
   Proceeds from maturities of securities available for sale     10,199       8,966
   Proceeds from sales of securities available for sale           2,555      12,098
   Proceeds from the sale of foreclosed assets                                2,666
   Purchase of FHLB stock                                           (76)        (36)
   Net change in loans                                           (7,168)     (3,810)
   Purchase of premises and equipment                              (125)        (40)
                                                               --------    --------
     Net cash used by investing activities                      (17,837)    (13,184)
                                                               --------    --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                      (1,392)        454
     Certificates of deposit                                      1,113       3,097
   Net change in federal funds purchased                          8,000
   Proceeds from borrowings                                       2,465
   Repayment of borrowings                                       (2,175)     (6,284)
   Repayment of borrowings to a related party                    (1,000)
   Proceeds from FHLB advances                                   64,500      14,000
   Repayment of FHLB advances                                   (56,150)
   Sale of stock                                                  2,475       4,153
                                                               --------    --------
     Net cash provided by financing activities                   17,836      15,420
                                                               --------    --------

Net Change in Cash and Cash Equivalents                            (149)      1,503

Cash and Cash Equivalents, Beginning of Period                    2,968       3,823
                                                               --------    --------

Cash and Cash Equivalents, End of Period                       $  2,819    $  5,326
                                                               ========    ========

Additional Cash Flows Information
   Interest paid                                               $  1,896    $  2,127
   Real estate acquired in settlement of loans                      291         657

See notes to condensed consolidated financial statements

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements.

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

o        Stockholders' Equity

In March 2004, Fidelity filed a registration statement for a stockholder rights offering with the Securities and Exchange Commission. A total of 1.4 million shares were registered in this filing. For every 6.9 shares of Fidelity held on the record date, shareholders could subscribe to purchase one share of Fidelity at $1.81. The rights offering was completed on May 14, 2004. Fidelity raised $2.5 million net of cost associated with the offering. The shares purchased by shareholders with these funds were issued in May 2004.

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

o        Earnings per share

Earnings per share (EPS) were computed as follows:

                                                                      Three Months Ended June 30, 2004
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------
           Net income                                              $ 110
                                                                   =====

           Basic earnings per share
               Income available to common stockholders             $ 110        10,332,032          $ 0.01
                                                                                                    ======

           Effect of dilutive securities
               Stock options                                           -             3,434
                                                                   -----        ----------

           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                              $  110        10,335,466          $ 0.01
                                                                  ======        ==========          ======


                                                                      Three Months Ended June 30, 2003
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------

           Net income                                               $ 103
                                                                    =====

           Basic earnings per share
               Income available to common stockholders              $ 103          9,618,659         $0.01
                                                                                                     =====

           Effect of dilutive securities
               Stock options                                            -                  -
                                                                    -----          ---------

           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                                $ 103          9,618,659         $0.01
                                                                    =====          =========         =====

Earnings per share (EPS) were computed as follows:

                                                                       Six Months Ended June 30, 2004
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------
           Net income                                              $ 175
                                                                   =====

           Basic earnings per share
               Income available to common stockholders             $ 175         9,975,345          $ 0.02
                                                                                                    ======

           Effect of dilutive securities
               Stock options                                           -             4,085
                                                                   -----         ---------

           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                               $ 175         9,979,430          $ 0.02
                                                                   =====         =========          ======


                                                                       Six Months Ended June 30, 2003
                                                                ----------------------------------------------
                                                                   Income    Weighted-Average    Per Share
                                                                                  Shares           Amount
                                                                ----------------------------------------------

           Net income                                               $ 158
                                                                    =====

           Basic earnings per share
               Income available to common stockholders              $ 158          8,234,129         $0.02
                                                                                                     =====

           Effect of dilutive securities
               Stock options                                            -                  -
                                                                    -----          ---------

           Diluted earnings per share
               Income available to common stockholders and
                 assumed conversions                                $ 158          8,234,129         $0.02
                                                                    =====          =========         =====

Options to purchase 307,696 shares of common stock at prices ranging from $2.88 to $11.81 per share as well as stock warrants representing the right to purchase 509,471 share of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at June 30, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

o        Automobile Loan Securitization

United completed an automobile loan securitization transaction in 2002.

A summary of the components of managed loans, which represents both owned and securitized loans, follows. The automobile loans presented represent the managed portfolio of indirect prime automobile loans.

                                                                  Loans Past
                                                   Principal       Due Over
As of June 30, 2004                                 Balance         30 Days
-----------------------------------------------------------------------------

 Total managed automobile loans                    $ 96,486           $714
 Less: Automobile loans securitized                 (16,705)          (278)
      Automobile loans serviced for others          (38,911)          (146)
                                                 ----------------------------

 Total automobile loans held in portfolio           $40,870           $290
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

A summary of the fair values of the interest-only strip and servicing asset retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2003 and thus far in 2004 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistently with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

                                                 Weighted-       Monthly       Expected
                                                  Average      Prepayment     Cumulative     Annual      Weighted-
                                       Fair         Life          Speed         Credit      Discount      Average
                                       Value    (in months)      (% ABS)        Losses        Rate        Coupon
                                    ---------------------------------------------------------------------------------
Interest-only strip
   As of the date of securitization   $ 2,707          39         1.50%          1.50%         15.0%        9.09%
   As of June 30, 2004                  1,258          12         1.19           1.50          15.0         8.49
   Decline in fair value of 10%
     adverse change                                               $  9            $ 8          $ 15
   Decline in fair value of 20%
     adverse change                                                 27             15            30

Servicing asset
   As of the date of securitization       362          39         1.50%          1.50%         15.0%
   As of June 30, 2004 *                   24          15         1.19           1.50          15.0
   Decline in fair value of 10%
     adverse change                                                $ 7            $ 0           $ 0
   Decline in fair value of 20%
     adverse change                                                 15              0             1

*Carrying value of the servicing asset approximated fair value at June 30, 2004.

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

                                                                Three Months Ended           Six Months Ended
                                                                     June 30                      June 30
                                                           ----------------------------------------------------------
                                                                2004          2003          2004           2003
                                                           ----------------------------------------------------------
Net income as reported                                          $ 110         $ 103       $  175         $  158
Less:  Total stock-based compensation cost determined
       under the fair value based method, net of income            (4)           (8)          (7)           (16)
       taxes
                                                           ----------------------------------------------------------

Pro forma net income                                            $ 106         $  95       $  168         $  142
                                                           ==========================================================

Basic earnings per share - as reported                          $0.01         $0.01       $0.02           $0.02
Basic earnings per share - pro forma                            $0.01         $0.01       $0.02           $0.02
Diluted earnings per share - as reported                        $0.01         $0.01       $0.02           $0.02
Diluted earnings per share - pro forma                          $0.01         $0.01       $0.02           $0.02

o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three and six month periods ended June 30, 2003 have been made to conform to the presentation of the three and six month periods ended June 30, 2004. These reclassifications had no effect on net income.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Fidelity. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets at June 30, 2004 were $192.8 million, an increase of $17.4 million from $175.4 million at December 31, 2003. The increase in total assets was attributable to an $10.2 million increase in investment securities and $6.7 million increase in net loans.

At June 30, 2004, the investment portfolio represented 32.4% of Fidelity's assets, compared to 29.8% at December 31, 2003 and is managed in a manner designed to meet the Board's investment policy objectives. Fidelity expects moderate investment activity in 2004, which includes new purchases to reinvest investments in maturities and paydowns in the mortgage-back portfolio. At June 30, 2004, the entire investment portfolio was classified as available for sale. The net unrealized loss at June 30, 2004, which is included as a component of stockholders' equity, was $648,000 and was comprised of gross unrealized gains of $31,000 and gross unrealized losses of $1.1 million and tax benefit of $396,000. The increase in unrealized loss from December 31, 2003 was caused primarily by market interest rate changes during the period.

Net loans increased $6.7 million to $107.1 million at June 30, 2004. The increase is primarily attributable to a increase in commercial, commercial real estate and consumer loans. Total commercial real estate loans outstanding have increased by $4.9 million, consumer loans have increased $3.5 million and total commercial and industrial loans have increased by approximately $1.5 million in 2004.

Consumer loans increased by $3.5 million to $42.5 million at June 30, 2004. The portfolio is primarily composed of prime automobile loans generated through a network of automobile dealers in Indiana, Kentucky, Illinois and Missouri. In connection with United's strategic plan, United may increase its consumer loan portfolio up to 28% of total assets. At June 30, 2004, United's consumer loans to total assets was 22.4%.

These increases were offset partially by a $3.6 million decrease in first mortgage loans. Fidelity continues to sell originated fixed-rated conventional mortgage loans, record the gain or loss at the time of sale and use the proceeds to fund future originations. Payments received during 2004 exceeded originations placed in the portfolio during 2004 resulting in a net decrease in first mortgage loans.

Fidelity has no loans to foreign governments, foreign enterprises, foreign operations of domestic companies or highly leveraged transactions, nor any concentration to borrowers engaged in the same or similar industries that exceed ten percent of total loans.

The allowance for loan losses decreased $38,000 to $699,000 at June 30, 2004 from $737,000 at December 31, 2003. During the first half of 2004 Fidelity provided an additional $323,000 in provision for loan losses which were offset by $323,000 in charge-offs for the first half of 2004. Recoveries of $76,000 were received during the first six months in addition to a $114,000 credit to the provision for consumer loans in connection with consumer loans transferred to held for sale which totaled $14.2 million during the first half of 2004. Fidelity completed consumer loan sales during the month the loans were identified for sale, therefore no consumer loans were identified as held for sale at June 30, 2004. Net charge offs for the quarter totaled $81,000 and were associated with consumer loans. An additional $63,000 charge-off was recorded in the first quarter of 2004 on a problem commercial loan with a remaining outstanding balance of $170,000 at June 30, 2004. The allowance for loan losses represented 0.65% of total loans at June 30, 2004, compared to 0.73% at December 31, 2003. Relative to non-performing loans, the allowance for loan losses was 77.2% compared to 43.3% at December 31, 2003.

Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $27.0 million at June 30, 2004 compared to $27.8 million at December 31, 2003. The valuation allowance for letters of credit to total letters of credit totaled 1.1% at June 30, 2004 compared to 1.0% at December 31, 2003. The valuation allowance for letters of credit is included in other liabilities and totaled $300,000 at June 30, 2004. The allowance for loan losses and letters of credit to total loans and letters of credit at June 30, 2004 and December 31, 2003 was 0.74% and 0.80%, respectively.

Management considers the allowance for loan losses and valuation allowance for letters of credit adequate to meet losses inherent in the loan and letter of credit portfolios at June 30, 2004.

The following table sets forth an analysis of the allowance for loan losses for the six months ended June 30, 2004 and the year ended December 31, 2003:

                                                  Six months
                                                    ended      Year ended
                                                   June 30,    December 31,
                                                     2004          2003
                                                  -----------  ------------
                                                   (dollars in thousands)
Allowance for loan losses at beginning of period    $ 737         $ 837
Provision for losses                                  323           492
Provision transferred to held for sale               (114)         (479)
Loans charged off                                    (323)         (236)
Recoveries on loans                                    76           123
                                                  -----------  ------------
Allowance for loan losses at end of period          $ 699         $ 737
                                                  ===========  ============

Average deposits increased $15.3 million to $127.2 million at June 30, 2004 compared to $111.9 million at December 31, 2003. United utilizes retail, public, and brokered deposits to assist in asset growth. Average non-interest bearing accounts at June 30, 2004 increased $1.7 million over December 31, 2003.

Fidelity also utilized its various federal fund lines of credit to assist in asset growth. At June 30, 2004, Fidelity's federal funds purchased totaled $8.0 million compared to none at December 31, 2003.

At June 30, 2004, Fidelity's borrowings consisted of FHLB advances, senior notes and junior notes. Of the $47.3 million outstanding at June 30, 2004, $39.9 million were FHLB advances. FHLB advances increased by $8.4 million over December 31, 2003 to assist in funding investment and loan growth. During the first half of 2004, Fidelity utilized funds received from its debt and equity offerings that were completed during the quarter to reduce the amount outstanding on its line of credit by $275,000 in addition to paying off a $1.0 million unsecured note to a related party. The remaining $1.8 million in 10% senior subordinated notes due June 2005 were retired in the second quarter of 2004.

Total stockholders' equity increased $2.2 million to $15.6 million at June 30, 2004. The increase was attributable to net income of $175,000, and the issuance of $2.5 million in stock in connection with the equity offering that was completed on May 18, 2004. These increases were reduced $439,000 due to the change in unrealized losses on investment securities available for sale.

Non-Performing Assets

Non-performing assets decreased $716,000 from December 31, 2003 to $1.0 million or 0.53% of total assets at June 30, 2004 compared to $1.7 million or 0.99% of total assets at December 31, 2003. The decrease is primarily due to one large residential loan that paid off during the first quarter of 2004 and a reduction in non-accrual consumer loans.

The following table provides information on Fidelity's non-performing assets as of June 30, 2004 and December 31, 2003:

                                                     June 30, December 31,
                                                       2004      2003
----------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Non-accrual loans
   Real estate mortgage                              $  134      $  788
   Home equity                                          200         127
   Consumer                                             100         233
   Commercial                                           204         267
                                                     ------      ------
     Total non-accrual loans                            638       1,415
90 days or more past due and accruing
   Consumer                                              37          54
   Commercial                                           231         233
                                                     ------      ------
     Total 90 days or more past due and accruing        268         287

Other real estate owned and repossessed assets          110          30
                                                     ------      ------

         Total non-performing assets                 $1,016      $1,732
                                                     ======      ======


Ratio of non-performing assets to total assets         0.53%       0.99%
                                                     ======      ======

Classified Assets

Classified assets totaled $1.1 million at June 30, 2004 compared to $1.8 million at December 31, 2003. Total classified assets were 6.9% and 12.2% of Fidelity's capital and reserves at June 30, 2004 and December 31, 2003, respectively. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $3.5 million at June 30, 2004, compared to $6.2 million at December 31, 2003, for which management was closely monitoring the borrower's abilities to comply with payment terms.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2004 and December 31, 2003, United is categorized as well capitalized and met all subject capital adequacy requirements.

                                             Tangible         Core          Tier 1         Risk-based
Dollars in thousands                          Capital        Capital       Capital          Capital
------------------------------------------  ------------    ----------    -----------    --------------
Regulatory capital                             $13,192        $13,287       $12,100        $17,066
Minimum capital requirement                      2,813          7,505         4,929          9,858
                                            ------------    ---------    -----------    --------------
Excess capital                                 $10,379         $5,782       $ 7,171         $7,208
                                            ============    =========    ===========    ==============

Regulatory capital                               7.03%          7.08%         9.82%         13.85%
Required capital requirements                    1.50%          4.00%         4.00%          8.00%
                                            ------------    ---------    -----------    --------------
Excess over minimum                              5.53%          3.08%         5.82%          5.85%
                                            ============    =========    ===========    ==============

Regulatory capital                               7.03%          7.08%         9.82%         13.85%
Strategic plan capital requirement                 N/A          6.25%         8.25%         11.00%
                                            ------------    ---------    -----------    --------------
Excess over minimum                              7.03%          0.83%         1.57%          2.85%
                                            ============    =========    ===========    ==============

United continues to evaluate and pursue opportunities to improve its capital ratios. There are no specific targets for capital levels included in the Supervisory Agreement between United and the OTS, only a requirement that United include capital minimums within its strategic plan. The strategic plan established minimum capital ratios of 6.25% for core capital 8.25% for Tier I and 11.0% for risk-based capital. United exceeded these minimums at June 30, 2004.

Liquidity

The primary sources of funds from operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. Fidelity's entire investment portfolio is classified as "available for sale" and totaled $62.4 million at June 30, 2004 and could be utilized to assist in liquidity management. In addition, United is authorized to borrow money from the Federal Home Loan Bank (FHLB) or draw on $15.0 million in secured lines of credit with other financial institutions. At June 30, 2004, United's gross borrowing capacity at the FHLB is $75.0 million with approximately $3.7 million available to draw upon based on current assets pledged. United had approximately $5.1 million available to draw on its lines of credit at June 30, 2004. During the first half of 2004, Fidelity completed a debt and equity rights offering that raised approximately $4.9 million. Approximately $1.0 million of these proceeds was used to redeem a portion of the 10% senior subordinated notes on April 20, 2004 with an additional $800,000 redeemed on May 7, 2004. Approximately $275,000 was used to paydown a line of credit and $1.0 million was used to pay off an unsecured note to a related party. An additional $1.0 million was infused into United for additional capital to support asset growth. Fidelity believes that the above actions will assist it in meeting its future liquidity needs.

Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, United is restricted from paying any dividends to Fidelity without prior approval of the OTS under the terms of the Supervisory Agreement.

Fidelity has a $500,000 line of credit and can draw on this line until the expiration in September 2004. At June 30, 2004, $0 was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock, additional debt or equity financing, or dividends from United to Fidelity.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and
2003

Net income for the three months ended June 30, 2004 was $110,000 compared to net income of $103,000 for the three months ended June 30, 2003. This change was primarily attributable to an increase in net interest income and a reduction in non-interest expense partially offset by an increase in the provision for loan losses and reduction in non-interest income.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first three months of 2004 and 2003:

                                                    Three months ended              Average yield for
                                                         June 30,                   Three months ended
                                                  (dollars in thousands)                  June 30,
                                              --------------------------------  -----------------------------
                                                   2004              2003          2004              2003
                                              ---------------     ------------  ------------     ------------
Interest-earning assets                          $178,380          $124,287         4.62%             5.15%
Interest-bearing liabilities                      170,525           122,457         2.30              3.21
                                                 --------          --------         ----              ----
   Net interest bearing assets (liabilities)     $  7,855          $  1,830
                                                 ========          ========

   Net interest spread                                                              2.32%             1.94%
                                                                                    =====             =====

   Net interest margin                                                              2.42%             1.99%
                                                                                    =====             =====

Net interest income for the quarter ended June 30, 2004 was $1.1 million compared to $616,000 earned during the same period in 2003. Total interest income increased $454,000 to $2.1 million for the quarter ended June 30, 2004 from $1.6 million for the same period in 2003. The increase in interest income was primarily attributable to an increase in average consumer loans of $23.5 million. The remaining increase in interest income from loans was a result of increased outstandings in commercial and commercial real estate loans of $8.4 million and a $5.3 million increase in real estate mortgage loans.

Average investment securities increased by $22.9 million which attributed to additional interest income but was partially offset by a decrease in yield on the investment portfolio resulting in a net increase in interest income of $128,000 for the quarter ended June 30, 2004 when compared to the same period in 2003.

Total interest expense decreased by $3,000 for the three months ended June 30, 2004 compared to the same period in 2003. Interest expense on deposits decreased by $101,000 due to a combination of an increase in outstandings in certificates of deposits offset by a decrease in their average rate. This decrease in expense was partially offset by an increase in outstandings for FHLB advances and borrowings that resulted in additional expense of $97,000 for the quarter ended June 30, 2004.

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the three months ended June 30, 2004 was $39,000 compared to a $18,000 credit for the three months ended June 30, 2003. Additional loan loss provisions were made during the second quarter of 2004 based on loan growth, delinquency and charge-off trends.

A provision for loan losses of $118,000 for the second quarter of 2004 was recognized but was partially offset by a $79,000 reduction due to a consumer loan sale, resulting in a net provision of $39,000. During the second quarter of 2003 the net $86,000 provision for loan losses was offset by a $104,000 reduction due to a consumer loan sale for a net credit to the provision for loan losses for the quarter of $18,000.

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

United expects to increase the allowance for loan losses if loan growth and losses meets 2004 targets. As a result, the provision for loan losses may also increase on a quarter to quarter comparison in 2004.

Non-interest income

Non-interest income for the three months ended June 30, 2004 was $659,000 compared to $1.1 million for the same period in 2003, a decrease of $447,000.

Net gains on loan sales decreased $117,000 from the prior year due to a decrease in volume of automobile and mortgage loans sold. Income of $17,000 was recognized on the retained interests in securitized assets compared to $54,000 in 2003. The sale of two foreclosed properties in the second quarter of 2003 generated gains totaling $305,000. There were no sales of foreclosed properties in the second quarter of 2004.

Non-interest expense

Non-interest expense decreased $56,000 to $1.6 million for the three months ended June 30, 2004 compared to $1.7 million for the same period in 2003. Excluding a $170,000 credit to the letter of credit valuation provision, non-interest expense would have decreased by $226,000.

Salaries and employee benefits decreased $52,000 from the quarter ended June 30, 2003 due to a reduction in full-time equivalent employees. Data processing expense increased $20,000 over the prior year due to increased volume of mortgage and consumer loans serviced, and the introduction of internet banking late in 2003. Bond issuance expense decreased $45,000 from 2003 due to the retirement of subordinated notes in the prior year and the deferred cost associated with the retired debt. Insurance decreased $27,000 for the quarter ended June 30, 2004 when compared to the same period in 2003.

Income tax benefit

The income tax benefit was $19,000 for the three months ending June 30, 2004 compared to $21,000 for the same period last year. Included in the 2004 benefit are tax credits of $55,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

Net income for the six months ended June 30, 2004 was $175,000 compared to net income of $158,000 for the six months ended June 30, 2003. This change was primarily attributable to an increase in net interest income and a reduction in non-interest expense partially offset by an increase in the provision for loan losses and reduction in non-interest income.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first six months of 2004 and 2003:

                                                        Six months ended             Average yield for
                                                            June 30,                 Six months ended
                                                     (dollars in thousands)               June 30,
                                              --------------------------------  -----------------------------
                                                   2004               2003          2004             2003
                                              ---------------     ------------  ------------     ------------

Interest-earning assets                          $173,193           $120,212        4.75%             5.37%
Interest-bearing liabilities                      166,909            120,756        2.36              3.57
                                                 --------           --------        ----              ----
   Net interest bearing assets (liabilities)     $  6,284           $   (544)
                                                 ========           ========

   Net interest spread                                                              2.39%             1.80%
                                                                                    =====             =====

   Net interest margin                                                              2.48%             1.78%
                                                                                    =====             =====

Net interest income for the first six months ended June 30, 2004 was $2.1 million compared to $1.1 million earned during the first six months ended June 30, 2003. Total interest income increased $892,000 to $4.1 million for the six months ended June 30, 2004 from $3.2 million for the same period in 2003. The increase in interest income was primarily attributable to an increase in average consumer loans of $23.5 million. The yield on consumer loans decreased from 7.49% at June 30, 2003 to 5.81% at June 30, 2004. This decrease in rate which impacted the margin negatively by $369,000 was offset by the increase in average balances which resulted in an increase in consumer loan income of $880,000 for a net effect of $511,000. The remaining increase in interest income from loans was a result of increased outstandings in commercial and commercial real estate loans.

Average investment securities increased by $22.9 million which attributed to additional interest income of $426,000. However this interest income was partially offset by a decrease in yield on the investment portfolio resulting in $117,000 decrease in interest income for a net effect of additional interest income of $309,000.

Total interest expense decreased by $181,000 for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was due to a combination of a decrease in certificates of deposits and borrowings and their average rate of $681,000 and $207,000, respectively. This decrease in expense was partially offset by an increase in outstandings for certificates of deposit and borrowings (including FHLB advances) resulting in additional expense of $337,000 and $370,000, respectively.

The following table sets forth the details of the rate and volume change for the first six months of 2004 compared to the same period in 2003.

                                                      Six Months Ended June 30,
                                                            2004 vs 2003
                                                        Increase (Decrease)
                                                          Due to change in
                                           -----------------------------------------------
                                              Volume           Rate            Total
                                           -------------    -----------    ---------------
Interest Income:
  Loans and mortgage-backed securities       $ 1,574          $ (618)        $   956
  Other interest-earning assets                  (47)            (17)            (64)
                                             -------          ------         -------
    Total interest-earning assets              1,527            (635)            892

Interest Expense:
  Deposits                                       337            (681)           (344)
  FHLB advances and other borrowings             370            (207)            163
                                             -------          ------         -------
  Total interest-bearing liabilities             707            (888)           (181)
                                             -------          ------         -------
  Change in net interest income              $   820          $  253         $ 1,073
                                             =======          ======         =======

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the six months ended June 30, 2004 was $209,000 compared to a $122,000 credit for the six months ended June 30, 2003. Additional loan loss provisions were made during the first six months of 2004 based on loan growth, delinquency and charge-off trends.

A provision of $323,000 for the first half of 2004 was recognized but partially offset by a $114,000 reduction due to a consumer loan sale in 2004, resulting in a net provision of $209,000. During the first half of 2003 the $161,000 provision was offset by a $283,000 reduction due to a consumer loan sale for a net credit of $122,000 for 2003.

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

United expects to increase the allowance for loan losses if loan growth and losses meets 2004 targets. As a result, the provision for loan losses may also increase on a quarter to quarter comparison in 2004.

Non-interest income

Non-interest income for the six months ended June 30, 2004 was $1.4 million compared to $2.3 million for the same period in 2003, a decrease of $964,000.

Net gains on loan sales decreased $284,000 from the prior year due to a decrease in volume of automobile and mortgage loans sold. A $320,000 gain on the sale of available for sale investments was recognized during the first half of 2003 compared to $47,000 in 2004 for the same time period. Increased prepayment speeds, remaining premiums, and pricing made it advantageous to sell the securities for a gain in 2003. Income of $36,000 was recognized on the retained interests in securitized assets compared to $114,000 in 2003. An increase in early payoffs on automobile loans due to the historically low interest rate environment in 2003 resulted in the repayment of $162,000 in interest previously written off compared to $103,000 for the same period in 2004. The sale of two foreclosed properties generated gains totaling $317,000 during the first half of 2003 compared to none in 2004. Included in other income in 2003 were non-recurring items which Fidelity received during 2003 totaling approximately $125,000 from Fidelity's active participation in affordable housing activities, which ended late in 2002. This decrease in the current year was partially offset in 2004 by slower amortization of loan servicing rights which contributed to additional non-interest income of $106,000.

Non-interest expense

Non-interest expense decreased $231,000 to $3.2 million for the six months ended June 30, 2004 compared to $3.4 million for the same period in 2003. Excluding a $170,000 credit to the letter of credit provision, non-interest expense would have decreased by $401,000.

Salaries and employee benefits decreased $125,000 from the first six months ended June 30, 2003 due to a reduction in full-time equivalent employees. Data processing expense increased $41,000 over the prior year due to increased volume of mortgage and consumer loans serviced, and the introduction of internet banking later in 2003. Promotion expense decreased $38,000 from 2003 due primarily to a decrease in automobile originations in the current year. Advertising increased $22,000 over 2003. Printing, postage and office supplies decreased $43,000 from 2003 due to cost cutting procedures implemented in 2004. Professional liability insurance decreased $31,000 from the prior year due to market rate decreases. Bond issuance expense decreased $54,000 from 2003 due to the retirement of subordinated notes in 2003 and the deferred cost associate with the retired debt. Credit bureau expense decreased $13,000 from the prior year due to lower automobile volume.

Income tax benefit

The income tax benefit was $79,000 for the six months ending June 30, 2004 compared to $71,000 for the same period last year. Included in the 2004 benefit are tax credits of $111,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Consideration of the need for a valuation allowance for the deferred tax asset was made at June 30, 2004 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan and then achieve 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. Due to the level of projected profitability for 2002 being less than originally anticipated, Fidelity established a valuation allowance of $600,000 at December 31, 2002. Fidelity considers the current valuation allowance adequate at June 30, 2004 based upon the results of the above analysis and assumptions, but cannot assure that future income will be enough to support the current level of deferred taxes.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $699,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2004.

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

Fidelity has a net deferred tax asset of $6.4 million at June 30, 2004. The realization of the recorded deferred tax assets ultimately rests upon Fidelity's ability to generate taxable income to utilize the net operating loss carryforwards and low income housing tax credits that make up the majority of the recorded deferred tax asset. To determine that it is more likely than not that these carryforwards and tax credits will be utilized prior to their expiration, management utilizes a model that projects the utilization of the carryforwards and credits based upon the estimated future taxable income of Fidelity. The most significant assumption used in the model is pre-tax income estimated by management.

The amount used for pre-tax income for 2004, 2005 and 2006 is estimated based on a percentage of the budgeted income in United's most recent strategic plan as approved by the OTS. Amounts used for pre-tax income for 2007 and into the future assumes 10% growth in earnings. Fidelity established a $600,000 valuation allowance at December 31, 2002. Additional details on Fidelity's deferred tax asset and model assumptions may be found under the heading "Income Tax" in the notes to the consolidated financial statements and under the heading "Income Tax Expense (Benefit)" in the Management Discussion and Analysis in Fidelity's 2003 Annual report.

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

The data for June 30, 2004 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for June 30, 2004, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2003.

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

ITEM 4    Submission of Matters to a Vote of Security Holders:
          ----------------------------------------------------

               At the annual meeting of shareholders held on April 28, 2004, in addition to the election of directors, the shareholders voted upon the one board proposal contained in Fidelity Federal Bancorp's Proxy Statement dated March 26, 2004.

               The Board nominees were elected as directors with the following vote:

                          Nominee              For          Withheld
                          -------              ---          --------
               Paul E. Becker               8,357,176       951,003
               Bruce A. Cordingley          8,357,756       950,423
               Jack Cunningham              8,366,823       941,356
               Michael Elliott              8,357,176       951,003
               Donald R. Neel               8,359,303       948,876
               Gerald K. Pedigo             8,358,153       950,026
               Barry A. Schnakenburg        8,364,087       944,092
               Phillip J. Stoffregen        8,356,853       951,226

               The Board proposal was approved with the following vote:

                                                                                     Abstentions
                                                                                     (Other Than
                                                                                        Broker       Broker
                          Proposal                               For      Against     Non-Votes)    Non-Votes
                          --------                               ---      -------     ----------    ---------
Board proposal to ratify the appointment of BKD LLP as the
Company's independent auditors                                  9,037,729   262,745          7,705     310,479

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

  31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

  32.1         Certification of Chief Executive Officer required pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

  32.2         Certification of Chief Financial Officer required pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

b. A form 8-K was filed on April 30, 2004 announcing that on April 26, 2004, Fidelity issued a press release in connection with Fidelity's first quarter 2004 earnings release.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIDELITY FEDERAL
BANCORP

Date:   August 12, 2004                By: /s/  DONALD R. NEEL
--------------------------                 ------------------------------------
                                           Donald R. Neel
                                           President and CEO



                                       By: /s/ MARK A. ISAAC
                                           ------------------------------------
                                           Mark A. Isaac
                                           Vice President and CFO
                                           (Principal Financial Officer)

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