Form 10-Q
period 2004-09-30
FIDELITY FEDERAL BANCORP
filed 2004-11-15
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 2004



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


                               18 NW Fourth Street
                            Evansville, Indiana 47708
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (812) 424-0921
           ----------------------------------------------------------
               Registrant's telephone number, including area code


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

As of October 29, 2004, there were 10,999,871 shares of the Registrant's common stock, $1 stated value, issued and outstanding.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES

                                      Index



                                                                            Page
PART I - FINANCIAL INFORMATION

  ITEM 1- Financial Statements:

   Condensed Consolidated Balance Sheets.................................     3

   Condensed Consolidated Statements of Income...........................     4

   Condensed Consolidated Statements of Changes in Stockholders' Equity..     5

   Condensed Consolidated Statements of Cash Flows.......................     6

   Notes to Condensed Consolidated Financial Statements..................     7

  ITEM 2 - Management's Discussion and Analysis of Results of Operations
   and Financial Condition............................................... 11-21

  ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk....    21

  ITEM 4 - Controls and Procedures.......................................    22

PART II - OTHER INFORMATION..............................................    23

SIGNATURES...............................................................    24

Index to Exhibits........................................................    25

CERTIFICATIONS........................................................... 26-29

Item 1 - Financial Statements
                         Part I - Financial Information

                    Fidelity Federal Bancorp And Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                               September 30,   December 31,
                                                                                   2004            2003
                                                                                -----------      ---------
                                                                                (Unaudited)
Assets
Cash and due from banks                                                          $     982      $   1,705
Interest-bearing demand deposits                                                     1,296          1,263
                                                                                 ---------      ---------
   Cash and cash equivalents                                                         2,278          2,968
Investment securities available for sale                                            62,724         52,208
Loans held for sale                                                                 10,500
Loans, net of allowance for loan losses of $783 and $737 (Also includes
loans to related parties, net of allowance for loan losses of $369 and $394)       106,602        100,437
Premises and equipment                                                               4,455          4,620
Federal Home Loan Bank of Indianapolis stock                                         3,581          3,466
Deferred income tax                                                                  6,159          6,093
Foreclosed assets held for sale                                                        140             30
Interest receivable and other assets                                                 5,403          5,568
                                                                                 ---------      ---------

   Total assets                                                                  $ 201,842      $ 175,390
                                                                                 =========      =========

Liabilities
Deposits:
Non-interest bearing (includes related party deposits of $7,355 and $854)        $   6,818      $   6,903
Interest bearing                                                                   124,797        113,777
                                                                                 ---------      ---------
     Total deposits                                                                131,615        120,680
Federal funds purchased                                                              8,950              0
Federal Home Loan Bank advances                                                     36,000         31,550
Borrowings (includes borrowings from a related party of $0 and $1,000)               7,367          8,077
Valuation allowance for letters of credit                                              272            291
Other liabilities                                                                    1,467          1,425
                                                                                 ---------      ---------
     Total liabilities                                                             185,671        162,023
                                                                                 ---------      ---------

Commitments and Contingencies                                                           --             --

Stockholders' Equity
Preferred stock, no par or stated value
   Authorized and unissued--5,000,000 shares
Common stock, $1 stated value - Authorized--15,000,000 shares
Issued and outstanding--10,999,871 and 9,618,658 shares                             11,000          9,619
Additional paid-in capital                                                          17,728         16,634
Stock warrants                                                                         261            261
Retained earnings                                                                  (12,643)       (12,938)
Accumulated other comprehensive income                                                (175)          (209)
                                                                                 ---------      ---------
Total stockholders' equity                                                          16,171         13,367
                                                                                 ---------      ---------

Total liabilities and stockholders' equity                                       $ 201,842      $ 175,390
                                                                                 =========      =========

See notes to condensed consolidated financial statements.

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2004             2003             2004             2003
                                                           ------------     ------------     ------------     ------------
Interest Income
   Loans receivable                                        $      1,555     $      1,241     $      4,562     $      3,600
   Investment securities--taxable                                   537              339            1,535            1,028
   Loans held for sale                                               53               --               53               39
   Deposits with financial institutions                               3                4               10               42
   Other dividend income                                             41               32              120              105
                                                           ------------     ------------     ------------     ------------
         Total interest income                                    2,189            1,616            6,280            4,814
                                                           ------------     ------------     ------------     ------------

Interest Expense
   Deposits                                                         613              630            1,902            2,263
   Federal funds purchased                                           34               --               60               --
   Federal Home Loan Bank advances                                  228               91              600              172
   Borrowings                                                       123              112              394              536
                                                           ------------     ------------     ------------     ------------
         Total interest expense                                     998              833            2,956            2,971
                                                           ------------     ------------     ------------     ------------

Net Interest Income                                               1,191              783            3,324            1,843
   Provision for loan losses                                        134               99              343              (23)
                                                           ------------     ------------     ------------     ------------

Net Interest Income After Provision for Loan Losses               1,057              684            2,981            1,866
                                                           ------------     ------------     ------------     ------------

Other Income
   Service charges on deposit accounts                              115              108              345              327
   Net gains on loan sales                                           45              146              243              648
   Net gains on sales of securities available for sale               --               19               47              339
   Letter of credit fees                                            123              125              369              367
   Servicing fees on loans sold                                      84               78              251              216
   Income from interest only strip                                   43               42               79              155
   Dealer interest recovery                                          52               80              154              243
   Gain on sale of real estate owned                                 --               --               --              317
   Other income                                                     117              316              452              626
                                                           ------------     ------------     ------------     ------------
         Total non-interest income                                  579              914            1,940            3,238
                                                           ------------     ------------     ------------     ------------

Other Expenses
   Salaries and employee benefits                                   761              823            2,361            2,546
   Occupancy                                                         92               87              270              262
   Equipment                                                         89              101              279              300
   Data processing                                                  124              107              380              322
   Deposit insurance                                                 14               13               41               39
   Legal and professional                                            75               67              199              182
   Advertising and promotions                                        65               60              241              251
   Printing, postage, and office supplies expense                    39               41              101              145
   Insurance                                                         45               74              209              178
   Letter of credit valuation provision                             (34)              --              (34)            (170)
   Correspondent bank charges                                        37               38              110              109
   Other                                                            216              251              555              917
                                                           ------------     ------------     ------------     ------------
         Total non-interest expense                               1,523            1,662            4,712            5,081
                                                           ------------     ------------     ------------     ------------

Income (Loss) Before Income Tax                                     113              (64)             209               23
   Income tax benefit                                                (8)             (90)             (87)            (161)
                                                           ------------     ------------     ------------     ------------
Net Income                                                 $        121     $         26     $        296     $        184
                                                           ============     ============     ============     ============

Basic Earnings per Share                                   $       0.01     $       0.00     $       0.03     $       0.02

Diluted Earnings per Share                                 $       0.01     $       0.00     $       0.03     $       0.02

Average Common and Common Equivalent shares outstanding
                                                             11,000,089        9,618,658       10,322,140        8,700,710

See notes to condensed consolidated financial statements

                    FIDELITY FEDERAL BANCORP AND SUBSIDIARIES
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                        (In Thousands, Except Share Data)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                              ------------------------------------------------------
                                                                                2004                       2003
                                                                             ------------              -------------
Beginning Balance                                                              $13,367                     $9,588
   Comprehensive income
     Net income                                                     296                           184
     Other comprehensive income (loss) - net of tax                  33                          (520)
                                                              -------------                 ---------
   Comprehensive income (loss)                                                     329                       (336)
   Issuance of stock                                                                                        4,153
                                                                                 2,475
                                                                             ------------              -------------
Balances, September 30 (unaudited)                                             $16,171                    $13,405
                                                                             ============              =============

See notes to condensed consolidated financial statements.

                    Fidelity Federal Bancorp and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                  2004         2003
                                                                --------     --------
Operating Activities
   Net income                                                   $    296     $    184
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
     Provision for loan losses                                       343          (23)
     Letter of credit valuation provision                            (34)        (170)
     Net gain on sales of securities available for sale              (47)        (339)
     Net gain on sale of loans                                      (243)        (648)
     Gain on sale of foreclosed assets                                           (312)
     Depreciation and amortization                                   321          329
     Mortgage loans originated for sale                           (7,254)     (22,728)
     Proceeds from sale of mortgage loans                          7,411       23,194
     Consumer loan origination transferred to held for sale      (24,730)     (17,932)
     Proceeds from consumer loan sales                            14,316       18,114
     Changes in
       Interest payable and other liabilities                         57         (122)
       Interest receivable and other assets                          341         (850)
     Other                                                          (360)         183
                                                                --------     --------
     Net cash used by operating activities                        (9,583)      (1,120)
                                                                --------     --------

Investing Activities
   Purchases of securities available for sale                    (28,465)     (35,073)
   Proceeds from maturities of securities available for sale      15,854       15,368
   Proceeds from sales of securities available for sale            2,555       13,109
   Proceeds from the sale of foreclosed assets                                  2,666
   Purchase of FHLB stock                                           (115)         (69)
   Net change in loans                                            (6,880)     (19,366)
   Purchase of premises and equipment                               (156)         (75)
                                                                --------     --------
     Net cash used by investing activities                       (17,207)     (23,440)
                                                                --------     --------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand
       and savings deposits                                        5,025        1,596
     Certificates of deposit                                       5,910        7,767
   Proceeds from borrowings                                        2,465        4,000
   Repayment of borrowings                                        (2,175)      (6,284)
   Repayment of borrowings to a related party                     (1,000)
   Net change in federal funds purchased                           8,950
   Proceeds from FHLB advances                                    84,175       14,000
   Repayment of FHLB advances                                    (79,725)
   Sale of stock                                                   2,475        4,153
                                                                --------     --------
     Net cash provided by financing activities                    26,100       25,232
                                                                --------     --------

Net Change in Cash and Cash Equivalents                             (690)         672

Cash and Cash Equivalents, Beginning of Period                     2,968        3,823
                                                                --------     --------

Cash and Cash Equivalents, End of Period                        $  2,278     $  4,495
                                                                ========     ========

Additional Cash Flows Information
   Interest paid                                                $  2,719     $  2,643
   Real estate acquired in settlement of loans                       372          252

See notes to condensed consolidated financial statements.

                            Fidelity Federal Bancorp
                                and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o        Accounting Policies

The significant accounting policies followed by Fidelity Federal Bancorp ("Fidelity") and its wholly owned subsidiaries for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are necessary for a fair presentation of the results for the periods reported, consist only of normal recurring adjustments, and have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of those expected for the remainder of the year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements.

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

o        Earnings per share

Earnings per share (EPS) were computed as follows:

                                                                 Three Months Ended September 30, 2004
                                                             ----------------------------------------------
                                                                Income    Weighted-Average    Per Share
                                                                               Shares           Amount
                                                             ----------------------------------------------
        Net income                                              $ 121
                                                                =====

        Basic earnings per share
            Income available to common stockholders             $ 121        10,999,871          $ 0.01
                                                                                                 ======

        Effect of dilutive securities
            Stock options                                           -               218
                                                               ------       -----------

        Diluted earnings per share
            Income available to common stockholders and
              assumed conversions                              $ 121         11,000,089          $ 0.01
                                                               =====         ==========          ======

Options to purchase 316,196 shares of common stock at prices ranging from $1.58 to $11.81 per share as well as stock warrants representing the right to purchase 509,471 share of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at September 30, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Earnings per share (EPS) were computed as follows:

                                                              Three Months Ended September 30, 2003
                                                          ----------------------------------------------
                                                             Income    Weighted-Average    Per Share
                                                                            Shares           Amount
                                                          ----------------------------------------------
        Net income                                         $     26
                                                           ========

        Basic earnings per share
            Income available to common stockholders        $     26          9,618,658         $0.00
                                                                                               =====

        Effect of dilutive securities
            Stock options                                         -                  -
                                                           --------     --------------

        Diluted earnings per share
            Income available to common stockholders and
              assumed conversions                          $     26          9,618,658         $0.00
                                                           ========          =========         =====

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

Earnings per share (EPS) were computed as follows:

                                                                 Nine Months Ended September 30, 2004
                                                             ----------------------------------------------
                                                                Income    Weighted-Average    Per Share
                                                                               Shares           Amount
                                                             ----------------------------------------------
        Net income                                              $ 296
                                                                =====

        Basic earnings per share
            Income available to common stockholders             $ 296        10,319,346          $ 0.03
                                                                                                 ======

        Effect of dilutive securities
            Stock options                                           -             2,794
                                                                -----        ----------

        Diluted earnings per share
            Income available to common stockholders and
              assumed conversions                               $ 296        10,322,140          $ 0.03
                                                                =====        ==========          ======

Options to purchase 311,696 shares of common stock at prices ranging from $1.79 to $11.81 per share as well as stock warrants representing the right to purchase 509,471 share of common stock at prices ranging from $3.00 to $8.93 per share were outstanding at September 30, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Earnings per share (EPS) were computed as follows:

                                                                 Nine Months Ended September 30, 2003
                                                             ----------------------------------------------
                                                                Income    Weighted-Average    Per Share
                                                                               Shares           Amount
                                                             ----------------------------------------------
        Net income                                               $ 184
                                                                 =====

        Basic earnings per share
            Income available to common stockholders              $ 184          8,700,710         $0.02
                                                                                                  ====

        Effect of dilutive securities
            Stock options                                            -                  -
                                                                 -----          ---------

        Diluted earnings per share
            Income available to common stockholders and
              assumed conversions                                $ 184          8,700,710         $0.02
                                                                 =====          =========         =====

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

                                                                                  Loans Past
                                                                   Principal       Due Over
As of September 30, 2004                                            Balance         30 Days
----------------------------------------------------------------------------------------------
 Total managed automobile loans (including loans held for sale)   $ 106,654         $1,073

 Less: Automobile loans securitized                                 (13,846)          (279)
      Automobile loans serviced for others                          (34,475)          (339)
                                                                 -----------------------------
 Total automobile loans held in portfolio                           $58,333           $455
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

A summary of the fair values of the interest-only strip and servicing asset retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2004 fair values to immediate 10% and 20% adverse changes in those assumptions follows. Actual credit losses experienced through year-end 2003 and thus far in 2004 on the pool of automobile loans securitized have been consistent with initial projections. As such, the expected static pool loss assumption would perform consistently with that disclosed in the sensitivity analysis. The sensitivities are hypothetical. Changes in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might either magnify or counteract the sensitivities.

                                                 Weighted-      Monthly        Expected
                                                  Average      Prepayment     Cumulative     Annual      Weighted-
                                       Fair         Life          Speed         Credit      Discount      Average
                                       Value    (in months)      (% ABS)        Losses        Rate        Coupon
                                    ---------------------------------------------------------------------------------
Interest-only strip
   As of the date of securitization   $ 2,707          39         1.50%          1.50%         15.0%        9.09%
   As of September 30, 2004             1,188           9         0.98           1.50          15.0         8.44
   Decline in fair value of 10%
     adverse change                                               $  1            $ 5          $ 11
   Decline in fair value of 20%
     adverse change                                                  9             10            22

Servicing asset
   As of the date of securitization       362          39         1.50%          1.50%         15.0%
   As of September 30, 2004                 0           9         0.98           1.50          15.0
   Decline in fair value of 10%
     adverse change                                                $ 0            $ 0           $ 0
   Decline in fair value of 20%
     adverse change                                                  0              0             0

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

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30                September 30
                                                           ----------------------------------------------------------
                                                                2004          2003          2004           2003
                                                           ----------------------------------------------------------
Net income as reported                                          $ 121          $  26       $ 296           $ 184
Less:  Total stock-based compensation cost determined
       under the fair value based method, net of income            (4)            (8)        (11)            (24)
       taxes
                                                           ----------------------------------------------------------

Pro forma net income                                            $ 117         $   18       $ 285           $ 160
                                                           ==========================================================

Basic earnings per share - as reported                          $0.01          $0.00       $0.03           $0.02
Basic earnings per share - pro forma                            $0.01          $0.00       $0.03           $0.02
Diluted earnings per share - as reported                        $0.01          $0.00       $0.03           $0.02
Diluted earnings per share - pro forma                          $0.01          $0.00       $0.03           $0.02

o        Reclassifications

Reclassifications of certain amounts from the condensed consolidated income statements for the three and nine month periods ended September 30, 2003 have been made to conform to the presentation of the three and nine month periods ended September 30, 2004. These reclassifications had no effect on net income.


o        Subsequent Events

 Until October 28, 2004, United was subject to a supervisory agreement with the Office of Thrift Supervision. At that time the OTS eliminated the agreement in its entirety.

 Most recently United operated under the following requirements:

o    United must refrain from paying dividends without OTS approval.
o United should continue to comply with its strategic plan, including its capital targets, as noted in the "Regulatory Capital" note, consistent with United's business plan as approved by the OTS.
o United must refrain from engaging in any transaction with or distribution of funds to Fidelity or its subsidiaries or selling any assets to an affiliate without OTS approval.
o United should not engage in new activities not included in its strategic plan without OTS approval.

United believes that it was in compliance with all provisions of the supervisory agreement at September 30, 2004.

On November 10, 2004, Fidelity announced a plan to terminate registration of its common stock. The Board of Directors unanimously approved a 1-for 30,000 reverse stock split. This would allow Fidelity to terminate the registration of its common stock with the Securities and Exchange Commission and result in the delisting of its shares on the NASDAQ. The reverse stock split will be immediately followed by a 2,500-for-1 stock split. The record dates for the reverse and forward stock splits have not yet been determined, but are expected to occur not later than the end of the first quarter of 2005. Additional information can be found in Fidelity's Form 8-K that was filed on November 12, 2004.


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

Portions of this Management's Discussion and Analysis, as well as the notes to the consolidated financial statements contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's current beliefs and expectations and are intended to benefit the reader. These forward-looking statements are inherently subject to various risks and uncertainties which may cause actual results to differ materially from expected results. Such risks and uncertainties include, but are not limited to, economic conditions, generally and in the market areas of the Company, increased competition in the financial services industry, actions by the Federal Reserve Board, changes in interest rates, regulation, and legislation.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets. At September 30, 2004 were $201.8 million, an increase of $26.4 million from $175.4 million at December 31, 2003. The increase in total assets was attributable to an $10.5 million increase in investment securities and $16.7 million increase in net loans and loans held for sale.

Investments. At September 30, 2004, the investment portfolio represented 31.1% of Fidelity's assets, compared to 29.8% at December 31, 2003 and is managed in a manner designed to meet the Board's investment policy objectives. Subject to available liquidity and loan demand, Fidelity expects to reinvest cash flow from its investments in mortgage-backed securities. At September 30, 2004, the entire investment portfolio was classified as available for sale. The net unrealized loss at September 30, 2004, which is included as a component of stockholders' equity, was $175,000 and was comprised of gross unrealized gains of $112,000 and gross unrealized losses of $394,000 and tax benefit of $107,000. The decrease in unrealized loss from December 31, 2003 was caused primarily by market interest rate changes during the period.

Loans. Net loans increased $6.2 million to $106.6 million at September 30, 2004. The increase is primarily attributable to an increase in commercial real estate and consumer loans. Total commercial real estate loans outstanding have increased by $3.8 million and consumer loans have increased $1.8 million.

Loans held for sale at September 30, 2004 totaled $10.5 million compared to none at December 31, 2003. Fidelity routinely completes consumer loan sales during the month the loans are identified for sale, therefore no consumer loans are identified as held for sale at the end of a period. However, during the third quarter of 2004 a sale was not completed by quarter-end, therefore loans held for sale totaled $10.5 million at September 30, 2004. These loans are expected to be sold during the fourth quarter of 2004. No allowance for loan losses were set aside for the loans held for sale at September 30, 2004.

Consumer loans increased by $1.8 million to $40.9 million at September 30, 2004. The portfolio is primarily composed of prime automobile loans generated through a network of automobile dealers in Indiana, Kentucky, Illinois and Missouri. During the third quarter of 2004, United terminated the origination of indirect loans to allocate resources to more traditional community bank lending activities, and reduced full-time equivalent employees by approximately six.

The increase in loans previously discussed were offset partially by a $2.6 million decrease in first mortgage loans. Fidelity continues to sell originated fixed-rated conventional mortgage loans, record the gain or loss at the time of sale and use the proceeds to fund future originations. Payments received during 2004 exceeded originations placed in the portfolio during 2004 resulting in a net decrease in first mortgage loans.

Fidelity has no loans to foreign governments, foreign enterprises, foreign operations of domestic companies or highly leveraged transactions, nor any concentration to borrowers engaged in the same or similar industries that exceed ten percent of total loans.

Allowance for Loan Losses. The allowance for loan losses increased $46,000 to $783,000 at September 30, 2004 from $737,000 at December 31, 2003. The allowance for loan losses represented 0.73% of total loans at September 30, 2004, compared to the same percentage at December 31, 2003. Relative to non-performing loans, the allowance for loan losses was 86.7% compared to 43.3% at December 31, 2003. Management considers the allowance for loan losses adequate to meet losses inherent in the loan portfolio at September 30, 2004.

The following table sets forth an analysis of the allowance for loan losses for the nine months ended September 30, 2004 and the year ended December 31, 2003:

                                                       Nine months
                                                          ended     Year ended
                                                      September 30, December 31,
                                                           2004         2003
                                                       -----------   ----------
                                                         (dollars in thousands)
Allowance for loan losses at beginning of period          $ 737        $ 837
Provision for losses                                        457          492
Provision transferred to held for sale                     (114)        (479)
Loans charged off                                          (403)        (236)
Recoveries on loans                                         106          123
                                                       -----------   ---------
Allowance for loan losses at end of period                $ 783        $ 737
                                                       ===========   =========

Deferred Income Tax. The deferred income tax asset was $6.2 million compared to $6.1 million at December 31, 2003. The increase is primarily associated with additional tax credits accrued in 2004. Consideration of the need for a valuation allowance for the deferred tax asset was made at September 30, 2004 after projecting the reversal of the deferred items. These analyses were based on projected operating income in future years, action plans developed and partially implemented included in Fidelity's business plan and cost reductions. These analyses showed that not all carryforwards would be utilized within the carryforward periods (federal and state) and a valuation allowance would be necessary. The analyses assume that Fidelity will execute approximately 50% of the initiatives included within its current business plan and then achieve 10% growth in annual earnings thereafter. The conservative level of earnings contemplated by these analyses, if achieved, will constitute for the majority of the carryforward periods, earnings levels that are below other thrift holding companies included within Fidelity's peer group. Due to the level of projected profitability for 2002 being less than originally anticipated, Fidelity established a valuation allowance of $600,000 at December 31, 2002. Fidelity considers the current valuation allowance adequate at September 30, 2004 based upon the results of the above analysis and assumptions, but cannot assure that future income will be enough to support the current level of deferred taxes.

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

Off-balance sheet items. Multifamily letters of credit, an off-balance sheet item, carry the same risk characteristics as conventional loans and totaled $27.0 million at September 30, 2004 compared to $27.8 million at December 31, 2003. The valuation allowance for letters of credit to total letters of credit totaled 1.0% at September 30, 2004 and December 31, 2003. The valuation allowance for letters of credit is included in other liabilities and totaled $272,000 at September 30, 2004. The allowance for loan losses and letters of credit to total loans and letters of credit at September 30, 2004 and December 31, 2003 was 0.79% and 0.80%, respectively. Management considers the valuation allowance for letters of credit adequate to meet losses inherent in the letters of credit at September 30, 2004.

Deposits. Average deposits increased $15.3 million to $127.2 million at September 30, 2004 compared to $111.9 million at December 31, 2003. United utilizes retail, public, and brokered deposits to assist in asset growth. Average non-interest bearing accounts at September 30, 2004 increased $1.6 million over December 31, 2003.

Other Funding. Fidelity also utilized its various federal fund lines of credit to assist in asset growth. At September 30, 2004, Fidelity's federal funds purchased totaled $9.0 million compared to none at December 31, 2003. At September 30, 2004, Fidelity's borrowings consisted of FHLB advances, senior notes and junior notes. Of the $43.4 million outstanding at September 30, 2004, $36.0 million were FHLB advances. During the first half of 2004, Fidelity utilized funds received from its debt and equity offerings that were completed to reduce the amount outstanding on its line of credit by $275,000, in addition to paying off a $1.0 million unsecured note to a related party and paying off $1.8 million in 10% senior subordinated notes with an original maturity date of June 2005.

Stockholders equity. Total stockholders' equity increased $2.8 million to $16.2 million at September 30, 2004. The increase was attributable to net income of $296,000, and the issuance of $2.5 million in stock in connection with the equity offering that was completed on May 18, 2004 and a $33,000 change in unrealized losses on investment securities available for sale.

Non-Performing Assets

Non-performing assets decreased $689,000 from December 31, 2003 to $1.0 million or 0.52% of total assets at September 30, 2004 compared to $1.7 million or 0.99% of total assets at December 31, 2003. The decrease is primarily due to one large residential loan that paid off during the first quarter of 2004 and a reduction in non-accrual consumer loans. The following table provides information on Fidelity's non-performing assets as of September 30, 2004 and December 31, 2003:

                                                    September 30,  December 31,
                                                         2004          2003
  -----------------------------------------------------------------------------

                                                       (Dollars in Thousands)
  Non-accrual loans
     Real estate mortgage                               $  133         $  788
     Home equity                                           198            127
     Consumer                                              110            233
     Commercial                                            344            267
                                                    -------------- ------------
       Total non-accrual loans                             785          1,415
  90 days or more past due and accruing
     Consumer                                              110             54
     Commercial                                              7            233
     Home equity                                             1
                                                    -------------- ------------
       Total 90 days or more past due and accruing         118            287

  Other real estate owned and repossessed assets           140             30
                                                    -------------- ------------

           Total non-performing assets                  $1,043          $1,732
                                                    ============== ============


  Ratio of non-performing assets to total assets         0.52%          0.99%
                                                    ============== ============

Classified Assets

Classified assets totaled $1.3 million at September 30, 2004 compared to $1.8 million at December 31, 2003. Total classified assets were 7.3% and 12.2% of Fidelity's capital and reserves at September 30, 2004 and December 31, 2003, respectively. In addition to the classified assets and letters of credit, there are other assets and letters of credit totaling $6.1 million at September 30, 2004, compared to $6.2 million at December 31, 2003, for which management was closely monitoring the borrower's abilities to comply with payment terms.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2004 and December 31, 2003, United is categorized as well capitalized and met all subject capital adequacy requirements.

                                          Tangible         Core          Tier 1       Risk-based
Dollars in thousands                       Capital        Capital       Capital         Capital
---------------------------------------- ------------    ----------    -----------   --------------
Regulatory capital                          $13,447        $13,493       $12,425       $17,442
Minimum capital requirement                   2,939          7,839         5,279        10,556
                                         ------------    ---------    -----------   --------------
Excess capital                              $10,508         $5,654       $ 7,146        $6,886
                                         ============    =========    ===========   ==============

Regulatory capital                            6.86%          6.88%         9.42%        13.22%

Required capital requirements                 1.50%          4.00%         4.00%         8.00%
                                         ------------    ---------    -----------   --------------
Excess over minimum                           5.36%          2.88%         5.42%         5.22%
                                         ============    =========    ===========   ==============

Regulatory capital                            6.86%          6.88%         9.42%        13.22%

Strategic plan capital requirement              N/A          6.25%         8.25%        11.00%
                                         ------------    ---------    -----------   --------------
Excess over minimum                           6.86%          0.63%         1.17%         2.22%
                                         ============    =========    ===========   ==============

Liquidity

The primary sources of funds from operations are principal and interest payments on loans, deposits from customers, and sales and maturities of investment securities. Fidelity's entire investment portfolio is classified as "available for sale" and totaled $62.7 million at September 30, 2004 and could be utilized to assist in liquidity management. In addition, United is authorized to borrow money from the Federal Home Loan Bank (FHLB) or draw on $15.0 million in secured lines of credit with other financial institutions. At September 30, 2004, United's gross borrowing capacity at the FHLB is $75.0 million with approximately $9.3 million available to draw upon based on current assets pledged. United had approximately $3.4 million available to draw on its lines of credit at September 30, 2004.

Fidelity has a $500,000 line of credit and can draw on this line until its expiration in November 2004, unless otherwise renewed. At September 30, 2004, $0 was outstanding on the line of credit. Fidelity's liquidity position may be further improved by the potential issuance of additional stock, additional debt or equity financing, or dividends from United to Fidelity. Fidelity believes that the above actions will assist it in meeting its future liquidity needs. Fidelity is not subject to any regulatory restrictions on the payment of dividends to its stockholders.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income for the three months ended September 30, 2004 was $121,000 compared to net income of $26,000 for the three months ended September 30, 2003. This change was primarily attributable to an increase in net interest income and a reduction in non-interest expense partially offset by an increase in the provision for loan losses and reduction in non-interest income.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the three months ended September 30, 2004 and 2003:

                                     Three months ended           Average yield for
                                        September 30,             Three months ended
                                   (dollars in thousands)           September 30,
                                -----------------------------  -----------------------
                                    2004              2003       2004           2003
                                  --------          --------   --------       --------
Interest-earning assets           $182,409          $134,474     4.77%        4.76%
Interest-bearing liabilities       175,944           130,201     2.26         2.54
                                  --------          --------     -----       ------
   Net interest bearing assets    $  6,465          $  4,273
                                  ========          ========

   Net interest spread                                           2.51%        2.22%
                                                                 =====        =====

   Net interest margin                                           2.60%        2.31%
                                                                 =====        =====

Net interest income for the quarter ended September 30, 2004 was $1.2 million compared to $783,000 earned during the same period in 2003. Total interest income increased $573,000 to $2.2 million for the quarter ended

September 30, 2004 from $1.6 million for the same period in 2003. The increase in interest income was primarily attributable to an increase in average consumer and commercial loans.

Average investment securities increased by $17.2 million contributing the increase in interest income of $198,000 for the quarter ended September 30, 2004 when compared to the same period in 2003.

Total interest expense increased by $165,000 for the three months ended September 30, 2004 compared to the same period in 2003. Although outstandings for FHLB advances and borrowings increased the overall average yield on interest bearing liabilities decreased from 2.54% to 2.26%.

Provision for Loan Losses and Letters of Credit Valuation Provision

The provision for loan losses for the three months ended September 30, 2004 was $134,000 compared to $99,000 for the three months ended September 30, 2003. Loan loss provisions were made during the third quarter of 2004 based on loan growth, delinquency and charge-off trends.

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

Non-interest income

Non-interest income for the three months ended September 30, 2004 was $579,000 compared to $914,000 for the same period in 2003, a decrease of $335,000.

Net gains on loan sales decreased $101,000 from the prior year due to a decrease in volume of mortgage and automobile loans sold. Net gains on sales of investments decreased $19,000 from the prior year. Underwriting and document preparation fees decreased $52,000 from the prior year due to a decrease in mortgage loan volume. A decrease in automobile payoffs resulted in a decline in dealer interest recovery of $28,000. During the third quarter of 2003, higher interest rates resulted in a reduction of future prepayment speeds on the mortgage-servicing portfolio. This reduction in prepayment speeds resulted in an increase in the value of United's mortgage servicing asset of $113,000.

Non-interest expense

Non-interest expense decreased $139,000 to $1.5 million for the three months ended September 30, 2004 compared to $1.7 million for the same period in 2003.

Salaries and employee benefits decreased $62,000 from the quarter ended September 30, 2003 due to a decline in full-time equivalent employees. Data processing expense increased $17,000 over the prior year due to increased volume of mortgage and consumer loans serviced, and the introduction of internet banking late in 2003. Insurance decreased $29,000 for the quarter ended September 30, 2004 when compared to the same period in 2003 due to market rate decreases and amendments to the Agreement. The provision for letters of credit declined by $34,000 in the third quarter of 2004. A decrease in indirect loan volume resulted in a reduction of $16,000 in credit bureau expense. Expenses connected with other real estate owned decreased $14,000 when compared to the third quarter last year.

Income tax benefit

The income tax benefit was $8,000 for the three months ending September 30, 2004 compared to $90,000 for the same period last year. Included in the 2004 benefit are tax credits of $55,000. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

Net income for the nine months ended September 30, 2004 was $296,000 compared to net income of $184,000 for the nine months ended September 30, 2003. This change was primarily attributable to an increase in net interest income and a reduction in non-interest expense. These improvements were partially offset by an increase in the provision for loan losses and reduction in non-interest income.

Net Interest Income

The following table summarizes Fidelity's average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first nine months of 2004 and 2003:

                                                 Nine months ended         Average yield for
                                                    September 30,          Nine months ended
                                                (dollars in thousands)       September 30,
                                              -------------------------   ---------------------
                                                 2004          2003          2004        2003
                                               --------      --------     ---------   ---------
Interest-earning assets                        $176,288      $125,019        4.76%       5.15%
Interest-bearing liabilities                    169,942       123,818        2.32        3.21
                                                -------      --------        -----       -----
   Net interest bearing assets (liabilities)   $  6,346      $  1,201
                                               ========      ========

   Net interest spread                                                       2.44%       1.94%
                                                                             =====       =====

   Net interest margin                                                       2.52%       1.97%
                                                                             =====       =====

Net interest income for the first nine months ended September 30, 2004 was $3.3 million compared to $1.8 million earned during the first nine months ended September 30, 2003. Total interest income increased $1.5 million to $6.3 million for the nine months ended September 30, 2004 from $4.8 million for the same period in 2003. The increase in interest income was primarily attributable to an increase in average consumer loans of $21.7 million. The yield on consumer loans decreased from 7.08% at September 30, 2003 to 5.78% at September 30, 2004. This decrease in rate, which impacted the margin negatively by $434,000, was offset by the increase in average balances which resulted in an increase in consumer loan interest income of $1,152,000 for a net effect of $718,000. The remaining increase in interest income from loans was a result of increased outstandings in commercial and commercial real estate loans of $6.8 million.

Average investment securities increased by $21.0 million which attributed to additional interest income of $539,000. However this interest income was partially offset by a decrease in yield on the investment portfolio resulting in $32,000 decrease in interest income for a net effect of additional interest income of $507,000.

Total interest expense decreased by $15,000 for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease was due to a decrease in deposits, primarily certificates of deposits, and their average rate decreasing from 3.21% to 2.32% resulting in a decrease in interest expense. As indicated in the table below, the decrease in rate was substantially offset by an increase in outstandings that were utilized to support asset growth in 2004.

The following table sets forth the details of the rate and volume change for the first nine months of 2004 compared to the same period in 2003.

                                         Nine Months Ended September 30,
                                                 2004 vs 2003
                                              Increase (Decrease)
                                               Due to change in
                                       --------------------------------
                                         Volume       Rate      Total
                                       ----------- ---------- ---------
Interest Income:
  Loans and mortgage-backed securities   $ 2,051     $(582)     $ 1,469
  Other interest-earning assets               21       (24)         (3)
                                         -------     ------     -------
    Total interest-earning assets          2,072      (606)      1,466

Interest Expense:
  Deposits                                   450      (811)       (361)
  FHLB advances and other borrowings         352        (6)        346
                                         -------     ------     -------
  Total interest-bearing liabilities         802      (817)        (15)
                                         -------     ------     -------
  Change in net interest income          $ 1,270     $ 211      $ 1,481
                                         =======     ======     =======

Provision for Loan Losses and Letters of Credit Valuation Provision

Loan losses. The provision for loan losses was $457,000 for the first nine months of 2004, offset by a $114,000 reduction due to consumer loan sales. During the first nine months of 2003 the $421,000 provision was offset by a $444,000 reduction due to consumer loan sales for a net credit of $23,000 for 2003.

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

Letters of credit. The letter of credit provision for the first nine months of 2004 was a $34,000 credit compared to a $170,000 credit in 2003. Improvements in the underlying properties that are secured by the letters of credit resulted in provision reversals.

Based on the procedures discussed above, management is of the opinion that the allowance and letters of credit reserves was adequate, but not excessive, to absorb estimated credit losses at September 30, 3004.

Non-interest income

Non-interest income for the nine months ended September 30, 2004 was $1.9 million compared to $3.2 million for the same period in 2003, a decrease of $1.3 million.

Net gains on loan sales decreased $405,000 from the prior year due to a decrease in volume of mortgage and automobile loans sold. A $339,000 gain on the sale of available for sale investments was recognized during the first nine months of 2003 compared to $47,000 in 2004 for the same time period. Increased prepayment speeds, remaining premiums, and pricing made it advantageous to sell the securities for a gain in 2003. Income of $79,000 was recognized on the retained interests in securitized assets compared to $155,000 in 2003. An increase in early payoffs on automobile loans due to the historically low interest rate environment in 2003 resulted in the repayment of $243,000 in interest previously written off compared to $154,000 for the same period in 2004. The sale of two foreclosed properties generated gains totaling $317,000 during the first nine months of 2003 compared to none in 2004. Included in other income in 2003 were non-recurring items which Fidelity received during 2003 totaling approximately $125,000 from Fidelity's active participation in affordable housing activities, which ended late in 2002. This decrease in the current year was partially offset in 2004 by slower amortization of loan servicing rights which contributed to additional non-interest income of $26,000, when compared to last years amortization and valuation adjustment.

Non-interest expense

Non-interest expense decreased $369,000 to $4.7 million for the nine months ended September 30, 2004 compared to $5.1 million for the same period in 2003. Excluding reductions of the letter of credit reserves during both periods, non-interest expense would have declined by $505,000.

Salaries and employee benefits decreased $185,000 from the first nine months ended September 30, 2003 due to a decline in full-time equivalent employees. Data processing expense increased $58,000 over the prior year due to increased volume of mortgage and consumer loans serviced, and the introduction of internet banking. Promotion expense decreased $45,000 from 2003 due primarily to a decrease in automobile originations in the current year. Advertising increased $35,000 over 2003. Printing, postage and office supplies decreased $44,000 from 2003 due to cost cutting procedures implemented in 2004. Bond issuance expense decreased $56,000 from 2003 due to the retirement of subordinated notes in 2003 and the deferred cost associate with the retired debt.

Income tax benefit

The income tax benefit was $87,000 for the nine months ending September 30, 2004 compared to $161,000 for the same period last year. Included in the 2004 and 2003 benefit are tax credits of $166,000 for each period. These credits are received from Fidelity's remaining investments in limited partnership interests in affordable housing properties and are a component of the overall return on these investments.

Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past years. We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations. Over the past year Fidelity's Board of Directors has discussed the desirability of taking steps to delist its shares of common stock from NASDAQ and to terminate its reporting obligations under the Securities Exchange Act of 1934. On November 10, 2004, the Board of Directors announced a plan to terminate the registration of Fidelity's common stock with the Securities and Exchange Commission and result in the delisting of its shares on NASDAQ. See `Subsequent Event' footnote for additional details.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $783,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2004.

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

Fidelity has a net deferred tax asset of $6.2 million at September 30, 2004. The realization of the recorded deferred tax assets ultimately rests upon Fidelity's ability to generate taxable income to utilize the net operating loss carryforwards and low income housing tax credits that make up the majority of the recorded deferred tax asset. To determine that it is more likely than not that these carryforwards and tax credits will be utilized prior to their expiration, management utilizes a model that projects the utilization of the carryforwards and credits based upon the estimated future taxable income of Fidelity. The most significant assumption used in the model is pre-tax income estimated by management.

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

The data for September 30, 2004 is not required to be filed with the OTS until 45 days after quarter end, which coincides with the 10-Q filing. Management monitors its interest rate sensitivity during the quarter and will request the OTS to run scenarios on the NPV model to determine the change in interest rate sensitivity for management in an effort to assist management with its decision making regarding the maturities and pricing of its products.

Although United has not yet submitted its CMR to the OTS for September 30, 2004, management anticipates there has been no material change from the information disclosed in Fidelity's annual report to shareholders at December 31, 2003.


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

ITEM 2  None
        ----

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

     3(i)(b) Articles of Amendment of the Articles of Incorporation, filed as exhibit 4.1 with Fidelity's Registration Statement on Form S-3 (file no. 333-53668), are incorporated by reference

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

     31.1 Certification of CEO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

     31.2 Certification of CFO required pursuant to 15d-14(a) of the Securities Exchange Act of 1934

     32.1    Certification of Chief Executive Officer required pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

     32.2     Certification of Chief Financial Officer required pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

b. A form 8-K was filed on July 22, 2004 announcing that on July 21, 2004, Fidelity issued a press release in connection with Fidelity's second quarter 2004 earnings release.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIDELITY FEDERAL BANCORP

Date: November 15, 2004             By: /s/ DONALD R. NEEL
      -----------------                 ------------------
                                        Donald R. Neel
                                        President and CEO


                                    By: /s/ MARK A. ISAAC
                                        -------------------
                                        Mark A. Isaac
                                        Vice President and CFO
                                        (Principal Financial Officer)

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