Form 10-K
period 2004-12-31
FIDELITY FEDERAL BANCORP
filed 2005-03-31
CIK 910492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the fiscal year ended: December 31, 2004
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the Transition period from ______ to __________.

                           Commission File No. 0-22880

                            Fidelity Federal Bancorp
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Indiana                                               35-1894432
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

Securities registered pursuant to Section 12(g) of
the Act: Common Stock, $12 Stated Value
         -----------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---
The aggregate market value of voting stock held by non-affiliates of the Registrant (for purposes of such calculation, included are persons who are not directors, executive officers, or holders of more than 10% of the registrant's common stock) based on the average bid and asked prices of such stock at June 30, 2004 was approximately $4,764,327.

The number of shares outstanding of the registrant's common stock as of March 11, 2005 was 772,500 shares, with a $12 stated value.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Documents                      Part of Form 10-K into which Incorporated
       ---------                      -----------------------------------------

Portions of the 2004 Annual
Report to Shareholders                                  Part II

                           Exhibit Index is on page 32

                            FIDELITY FEDERAL BANCORP


                                      Index

PART I
                                                                            Page
                                                                            ----

ITEM 1   -   Business                                                         4
ITEM 2   -   Properties                                                      14
ITEM 3   -   Legal Proceedings                                               14
ITEM 4   -   Submission of Matters to a Vote of Security Holders             15

PART II

ITEM 5   -   Market for Registrant's Common Equity, Related Shareholder
                 Matters and Issuer Purchases of Equity Securities           15
ITEM 6   -   Selected Financial Data                                         15
ITEM 7   -   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation                15
ITEM 7A  -   Quantitative and Qualitative Disclosures About Market Risk      15
ITEM 8   -   Financial Statements and Supplementary Data                     15
ITEM 9   -   Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure                      15
ITEM 9A  -   Controls and Procedures                                         15
ITEM 9B  -   Other Information                                               16

PART III

ITEM 10  -   Directors and Executive Officers of the Registrant              16
ITEM 11  -   Executive Compensation                                          18
ITEM 12  -   Security Ownership of Certain Beneficial
                 Owners and Management and Related Shareholder
                 Matters                                                     25
ITEM 13  -   Certain Relationships and Related Transactions                  27
ITEM 14  -   Principal Accountant Fees and Services                          28

PART IV

ITEM 15  -   Exhibits and Financial Statement Schedules                      29

SIGNATURES                                                                   31

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

Possible events or factors that could affect our future financial results and performance include the following: the dependence of our loan growth and funding on economic conditions, as well as various discretionary factors, such as decisions to sell or purchase certain loans or loan portfolios; participations of loans; retention of residential mortgage loans; and the management of a borrower. The rate of charge-offs and loan and letter of credit loss provisions can be affected by local, regional and international economic and market conditions, concentrations of borrowers, industries, products and geographic locations, the mix of the loan portfolio and management's judgments regarding the collectibility of loans. Liquidity requirements may change as a result of fluctuations in assets and liabilities and off-balance sheet exposures, which will impact our capital and debt financing needs and the mix of funding sources. Decisions to purchase, hold or sell securities are also dependent on liquidity requirements and market volatility, as well as on and off-balance sheet positions. Factors that may impact interest rate risk include local, regional and international economic conditions, levels, mix, maturities, yields or rates of assets and liabilities, and the wholesale and retail funding sources of United Fidelity Bank ("United"). We are also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options, and other financial instruments with similar characteristics.

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

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-----------------

Termination of Registration Requirements

On November 10, 2004, Fidelity announced a plan to terminate registration of its common stock. The Board of Directors unanimously approved a 1-for 30,000 reverse stock split in order to terminate the registration of its common stock with the Securities and Exchange Commission and result in the delisting of its shares on the NASDAQ. The reverse stock split was immediately followed by a 2,500-for-1 stock split. The effective dates for both the reverse and forward stock splits was February 28, 2005. On March 11, 2005, Fidelity filed Form 15 with the Securities and Exchange Commission notifying it of the completion of the reverse stock split and delisting of its shares on NASDAQ. Approximately $3.2 million will be paid out to fractional shareholders as a result of the reverse split in 2005 thus reducing shareholder's equity and cash. Additional details regarding this transaction may be found in the Schedule 13E-3 as filed with the Securities and Exchange Commission. All shares, options, warrants, and per share amounts throughout the Form 10-K and exhibits have been adjusted for the reverse and forward splits.

Overview

Fidelity Federal Bancorp ("Fidelity"), incorporated in 1993 under the laws of the State of Indiana, is a registered savings and loan holding company with its principal office in Evansville, Indiana. Fidelity's savings bank subsidiary, United, was organized in 1914 and is a federally-chartered stock savings bank located in Evansville, Indiana.

United is primarily engaged in the business of attracting savings deposits from the general public, Federal Home Loan Bank advances and other wholesale funding savings, and investing such funds in loans served by one-to-four family residential real estate located primarily in Vanderburgh and the surrounding counties in southern Indiana. United originates consumer loans on a direct basis in its offices. United previously originated consumer loans on a indirect basis through automobile dealers for the purchase of automobiles in southern Indiana, western Kentucky, southern Illinois and southeast Missouri. During the third quarter of 2004, United terminated the origination of indirect loans to allocate resources to more traditional community bank lending activities, and reduced full-time equivalent employees by approximately six. In addition, United originates commercial loans secured by real estate in addition to nonresidential real estate, other types of consumer loans, commercial and home equity. United also invests in interest-bearing deposits in other banks, mortgage-backed securities and other investments permitted by applicable law.

United conducts business from its main office in Evansville, Indiana and from four full-service branch offices. Three of United's branch offices are located in Evansville. The fourth branch office is located in Warrick County which is adjacent to Vanderburgh County. United's primary retail market area consists of the Indiana counties of Vanderburgh, Posey, Gibson and Warrick.

United's subsidiary, Village Capital Corporation, has earned fees in the past by providing real estate mortgage banking services, and currently records income on a rate cap/floor agreement on a credit extension to an unrelated borrower that was completed in 1995.

In 2001 United formed a new subsidiary, United Fidelity Finance, for purposes of acquiring, owning, purchasing, holding, selling, transferring, pledging and otherwise dealing with automobile loan receivables. United Fidelity Finance was utilized during 2002 to complete an automobile loan securitization transaction and held no assets as of December 31, 2004.

Fidelity had consolidated total assets of $200.6 million and total shareholders' equity of $16.3 million as of December 31, 2004.

Fidelity's subsidiaries at December 31, 2004 are listed below:

Subsidiary                                  Principal Office  Year Organized  Assets (in thousands)
----------                                  ----------------  --------------  ---------------------
United Fidelity Bank, fsb                   Evansville, IN        1914              $198,086

Subsidiaries of United Fidelity Bank, fsb:
    Village Capital Corporation             Evansville, IN        1994                  $362
    United Fidelity Finance                 Evansville, IN        2001                    $0

Fidelity's home office is located at 18 North West Fourth Street, Evansville, Indiana, 47708, and its telephone number is (812) 424-0921.

Personnel

As of December 31, 2004, Fidelity had 51.5 full-time equivalent employees. The employees are not represented by any collective bargaining unit. Fidelity believes its relations with its employees are good.

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

LENDING ACTIVITIES

General

United's lending activities include the origination of permanent loans and construction loans secured by one-to-four family homes located in United's primary market area, commercial real estate loans secured primarily by one-to-four family homes, direct automobile loans and other types of consumer loans, which include loans secured by deposit accounts, home equity lines of credit and unsecured loans. United also originates commercial loans other than those secured by real estate. United's net loan portfolio was approximately $110.8 million at December 31, 2004, and represented 55.2% of total assets.

The following table presents certain information in respect of the composition of United's loan portfolio at the dates specified:

                                                                            At December 31,
                                   -------------------------------------------------------------------------------------------------
                                          2004                2003                2002                2001               2000
                                   -------------------------------------------------------------------------------------------------
                                              Percent             Percent             Percent             Percent            Percent
                                    Amount      of      Amount      of       Amount     of       Amount     of      Amount     of
                                               total               total               total               total              total
                                               loans               loans               loans               loans              loans
                                   -------------------------------------------------------------------------------------------------
Real estate mortgage loans
   First mortgage loans
     Conventional                  $38,226     34.28%  $41,754     41.27%   $36,157    48.91%  $43,929     41.22%  $47,809    43.56%
     Construction                    4,471      4.01     2,042      2.01      1,909     2.58       513      0.48     1,274     1.16
     Commercial                     16,251     14.57     9,144      9.04      5,645     7.64     6,114      5.74     6,873     6.26
     Multi-family loans                594      0.53       213      0.21      3,083     4.17     3,856      3.62     4,350     3.96
     Home equity loans               6,144      5.51     5,067      5.01      4,586     6.20     4,577      4.29     5,274     4.80
     First mortgage real estate
       loans purchased                 385      0.35      778       0.77        627     0.85       745      0.70     1,753     1.60
                                   ------------------------------------------------------------------------------------------------
                                    66,071     59.24    58,998     58.31     52,007    70.35    59,734     56.05    67,333    61.34
   Commercial loans, other than
     secured by real estate          4,136      3.71     3,138      3.10      2,210     2.99     1,848      1.73     2,305     2.10
   Consumer loans                   41,320     37.05    39,038     38.59     19,707    26.66    44,988     42.21    40,125    36.56
                                   ------------------------------------------------------------------------------------------------
         Total loans               111,527    100.00   101,174    100.00     73,924   100.00    106,570   100.00   109,763   100.00
   Allowance for loan losses          (756)               (737)                (837)             (2,138)            (1,921)
                                   -------             -------              -------             -------            -------

         Net loans                 110,771             100,437               73,087             104,432            107,842
                                   =======             =======              =======             =======            =======

         Total assets              200,558             175,390              132,290             159,659            166,466
                                   =======             =======              =======             =======            =======

         Total loans to total
           assets                     55.6                57.7%                55.9%               66.7%              65.9%
                                   =======             =======              =======             =======            =======

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

During the year ended December 31, 2004, United originated $19.1 million of residential loans, of which $9.6 million were five-to-30-year fixed-rate mortgages and $9.5 million of which were adjustable-rate loans. The rates offered on United's adjustable rate residential mortgage loans are generally competitive with the rates offered by other thrift and financial institutions in United's market area and are based upon United's cost of funds and rate of return United can receive on comparable investments. Fixed-rate loans are originated only under terms and conditions, using documentation which permit their sale in the secondary market, and at rates which are generally competitive with rates offered by other financial institutions in United's market areas. During 2004, United sold most of its fixed rate mortgages in the secondary market.

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

Construction Loans

United offers residential construction loans both to owner-occupants and to persons building residential property. Construction loans are usually offered with rates of interest that remain fixed during construction. Generally, construction loans have terms ranging from six to 12 months at fixed rates over the construction period. Construction loan documents generally provide for a transition to permanent loans at the end of the construction period. Construction loans represented 4% of total loans at December 31, 2004.

Commercial Real Estate Loans

United also originates commercial real estate loans. Commercial real estate loans increased from $9.1 million at December 31, 2003 to $16.3 million at December 31, 2004. United resumed commercial lending activities in February of 2002 and has continued to increase the portfolio in 2003 and 2004 with loans secured primarily with one-to-four family real estate and owner-occupied commercial property.

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

Multifamily Loans

Multifamily lending is generally considered to involve a higher degree of risk because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Multifamily loans have decreased from $3.1 million at December 31, 2002 to $594,000 at December 31, 2004.

Home Equity Loans

Home equity lines of credit are originated for terms of up to thirty years. Such loans are secured by a first or second mortgage on the borrower's principal residence. Home equity loans totaled $6.1 million or 5.5% of Fidelity's total loans outstanding at December 31, 2004.

Commercial Loans

Commercial loans totaled $4.1 million at December 31, 2004, compared to $3.1 million at December 31, 2003 and represents 3.7% of Fidelity's loan portfolio. Commercial lending entails significant risks when compared to mortgage lending. Such loans are subject to greater risk of default during periods of adverse economic conditions.

Because such loans are secured by non-real estate assets, such as rolling stock, equipment, inventory and accounts receivable, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. Fidelity and United attempt to minimize such risks through prudent underwriting practices.

Consumer Loans

United offers and makes various types of consumer loans, including automobile loans, loans made to depositors on the security of their deposit accounts, and other secured and unsecured personal loans. Consumer loans are generally made at fixed rates of interest for terms of up to seven years. Automobile loans are originated by United directly and indirectly in conjunction with automobile dealers in Indiana, Illinois, Kentucky and Missouri. As previously discussed, United terminated the origination of indirect loans in the third quarter of 2004.

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

Competition

Fidelity and United face strong direct competition for deposits, loans and other financial-related services. United competes in Indiana, Kentucky and Illinois with other thrifts, commercial banks, credit unions, stockbrokers, finance companies and insurance companies. Some of these competitors are local, while others are statewide or national. United competes for deposits principally by offering depositors a variety of deposit programs, convenient office locations and hours, and other services, and for loan originations primarily through competitive interest rates and fees, efficiency and quality of service and the variety of loan products offered. Some of the non-bank financial institutions and financial services organizations with which United competes are not subject to the same degree of regulation as that imposed on federal savings banks, thrifts, or thrift-holding companies. As a result, such competitors may have advantages over United in providing certain services. As of February 28, 2005, approximately three locally based banks (and several others with branch or loan production offices), two thrifts, (including United) and eleven credit unions operated in the Evansville, Indiana metropolitan area. Many competitors are substantially larger or have significantly greater capital resources than United. Due to recently enacted legislation to allow unlimited interstate branching, Fidelity and United may experience heightened competition from existing competitors and other major financial institutions seeking to expand their regional banking presence in Indiana.

SUPERVISION AND REGULATION

In addition to the general provisions discussed below, Fidelity and United were subject to the provisions of the Supervisory Agreement entered into with the OTS in February 1999, until terminated in October 2004. These provisions also impacted the operations of Fidelity and United until terminated. The footnote entitled "Other Restrictions" in the audited financial statements provides further details.

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

Qualified Thrift Lender Requirement. In order for United to exercise the powers granted to federally-chartered savings associations, it must be a "qualified thrift lender", or a "QTL". A savings association is a QTL if its qualified thrift investments equal or exceed 65% of the savings association's portfolio assets on a monthly basis in 9 out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, manufactured housing loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the Resolution Trust Corporation (for limited periods), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. At December 31, 2004, the qualified thrift investment percentage test for United was 92.8%.

Loans-to-One-Borrower Limitations. The Home Owners' Loan Act generally requires savings associations to comply with the loans-to-one-borrower limitations applicable to national banks. In general, national banks may make loans to one borrower in amounts up to 15% of the bank's unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. At December 31, 2004, United's loan-to-one-borrower limitation was approximately $3.3 million and no loans to a single borrower exceeded that amount, except as provided herein. Under certain conditions, a savings association may make loans to one borrower for residential housing developments in amounts up to 30% of the bank's unimpaired capital and surplus provided that all loans made in reliance upon the increased lending limit do not, in the aggregate, exceed 150% of the bank's unimpaired capital and surplus. At December 31, 2004, United had made $4.2 million such loans under this higher lending limit.

Commercial Real Property Loans. The Home Owners' Loan Act limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

Consumer Loans. The Home Owners' Loan Act limits the aggregate amount of consumer loans that a federal savings association may make to an amount not in excess of 35% of the savings association's total assets. At December 31, 2004, Consumer loans represented 20.9% of United's assets.

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

The Financing Corporation ("FICO") assessment to service the interest on its bond obligations is separate from the SAIF assessment. As part of the deposit insurance assessments, institutions pay a FICO assessment for debt service requirements. The FICO assessment rate is subject to change on a quarterly basis, depending on the debt service requirements. In 2004, United paid $.004 per $100 of deposits to comply with this assessment. The total deposit insurance expense paid was $55,000, $51,000 and $57,000 for 2004, 2003 and 2002,
respectively.

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

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, condition, and complexity of its operations, including consolidated subsidiaries, as reported in United's latest quarterly Thrift Financial Report. United's total assessment for the year ended December 31, 2004 was $74,000.

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

Transactions with Affiliates

Pursuant to the Home Owners' Loan Act, transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act and Regulation W in the same manner and to the same extent as such restrictions now apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things, that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to or would be offered in a comparable transaction with an unaffiliated party. Loans to executive officers, directors, and principal shareholders must comply with
Section 22(h) of the Federal Reserve Act, which requires these loans be made on terms substantially the same as offered in comparable transactions to other persons. United was in compliance with these rules at December 31, 2004.

Federal Home Loan Bank System

United is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for members. As a member of the FHLB of Indianapolis, United is required to own shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. As of December 31, 2004, United was in compliance with this requirement.

Check Clearing for the 21st Century Act.

Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the "Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (ii) set forth bank endorsement and identification requirements for substitute checks. The amendments also clarify some existing provisions of the rule and commentary.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

Other Laws and Regulations

Federal law extensively regulates other various aspects of the banking business such as reserve requirements. Current federal law also requires financial institutions, among other things, to make deposited funds available within specified time periods. In addition, with certain exceptions, a financial institution and a subsidiary may not extend credit, lease or sell property or furnish any services or fix or vary the consideration for the foregoing on the condition that (i) the customer must obtain or provide some additional credit, property or services from, or to, any of them, or (ii) the customer may not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of credit extended.

Interest and other charges collected or contracted for by United are subject to state usury laws and federal laws concerning interest rates. United's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
     o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
     o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
     o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
     o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
     o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of United also are subject to the:

     o Customer Information Security Guidelines. The federal bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

     o Electronic Funds Transfer Act, and Regulation E. The Electronic Funds Transfer Act, which is implemented by Regulation E, governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

Additional legislation and administrative actions affecting the banking industry is often considered by Congress, state legislatures and various regulatory agencies. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or Fidelity and United in particular would be affected.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2.  PROPERTIES
-------------------

Fidelity, through United, currently operates its business from its home office in Evansville and from four additional locations in Vanderburgh and Warrick Counties, Indiana. The following table sets forth the location of Fidelity's savings bank offices, which are all owned by United, as well as certain additional information relating to these offices as of December 31, 2004.

-------------------------------------------------------------------------

          Office Location    Year Facility Opened        Net Book Value
-------------------------------------------------------------------------
Home Office                          1974                $800,000
18 NW Fourth Street
Evansville, IN  47708
-------------------------------------------------------------------------
Eastside Branch                      1997               1,544,000
700 S. Green River Rd
Evansville, IN  47715
-------------------------------------------------------------------------
Northside Branch                     1976                  81,000
4441 First Avenue
Evansville, IN  47710
-------------------------------------------------------------------------
Westside Branch                      1979                  69,000
4801 W. Lloyd Expressway
Evansville, IN  47712
-------------------------------------------------------------------------
Bell Oaks Branch                     2001                 456,000
8533 Bell Oaks Drive
Newburgh, IN  47630
-------------------------------------------------------------------------


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business, to which the Registrant or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------

The discussion concerning the market for the registrant's common equity and related shareholder matters and cash dividends by quarter for the current and previous year appears under the heading "Market Summary" and "Quarterly Results of Operations" included in Fidelity's 2004 Annual Report to Shareholders on page 3 and 31 respectively, and is incorporated herein by reference. As of February 28, 2005, Fidelity had 419 shareholders of record. Two shares of common stock were repurchased in 2004 as a result of fractional shares paid out to shareholders exiting Fidelity's dividend reinvestment plan.

ITEM 6.    SELECTED FINANCIAL DATA
--------------------------------

Selected Financial Data and other data included in Fidelity's 2004 Annual Report to Shareholders on page 4 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operation included in Fidelity's 2004 Annual Report to Shareholders on pages 5 through 31 is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

The discussion concerning quantitative and qualitative disclosures about market risk appears under the heading "Asset/Liability Management" included in Fidelity's 2004 Annual Report to Shareholders on pages 21 and 22 and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

Financial Statements and Supplementary Data included in Fidelity's 2004 Annual Report to Shareholders on page 31 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES
----------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Fidelity's Principal Executive Officer and Principal Financial Officer have concluded that Fidelity's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-K, are effective.

(b) Changes in Internal Controls. There have been no changes in Fidelity's internal controls over financial reporting or in other factors that occurred during Fidelity's fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Fidelity's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION
---------------------------

Not Applicable

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          INFORMATION CONCERNING NOMINEES, DIRECTORS AND EXECUTIVE OFFICERS
---------------------------------------------------------------------------

         The following sets forth information as to each current Director and each nominees and each executive officer. Each Director serves for a term of one year and until his successor is duly elected and qualified. Each individual's service with Fidelity began at the formation of Fidelity in 1993, unless otherwise noted.

PAUL E. BECKER
--------------

Mr. Becker, 46 years of age, is a Director of Fidelity and a member of the Audit Committee. He is President of Gaither Technologies STC of Evansville, which designs, installs and maintains data systems and advanced telephone systems. Mr. Becker joined the Board in 2001.

BRUCE A. CORDINGLEY
-------------------

Mr. Cordingley, 58 years of age, is a Director of Fidelity and served as Chairman of the Board of Directors from October 1994 until April 1998, and served as Chief Executive Officer of Fidelity from June 1995 to March 1996. He continues to serve as a Director of Fidelity and as Chairman of the Company's Executive Committee and in the other positions discussed below.

Except for the period from December 27, 1999 through May 18, 2000, Mr. Cordingley has been a Director of United since 1992. Mr. Cordingley is President of Pedcor Investments, a limited liability company, located in Indianapolis, Indiana, the principal business of which is real estate-oriented investment and development. In 1997 he became President of Pedcor Bancorp, the holding company of International City Bank, N.A., Long Beach, California. He is also a Director of International City Bank, N.A. Mr. Cordingley is an attorney and was a partner in the law firm of Ice, Miller, Donadio and Ryan in Indianapolis, Indiana from 1973 to February 1992.

JACK CUNNINGHAM
---------------

Mr. Cunningham, 74 years of age, is a Director of Fidelity and serves as Chairman of Fidelity and United since April 1998. Mr. Cunningham serves as Secretary of Fidelity and United. He served as President of Fidelity from May 1994 through October 1994 and as President of United from May 1994 through December 1994. Mr. Cunningham again served as

President and CEO of United from March 1997 until January 1998. Mr. Cunningham has been a Director of United since 1985 and an officer of United since 1974.

MICHAEL A. ELLIOTT
------------------

Mr. Elliott, 46 years of age, a CPA was named to the board of directors of Fidelity and United, effective January 21, 2004. Mr. Elliott also serves as Chairman of the Audit Committee. Mr. Elliott has served as Chief Financial Officer and Treasurer of Anchor Industries, Inc. since 1997. Prior to joining Anchor, Mr. Elliott was a manager with Geo. S. Olive and Co. LLC.

DONALD R. NEEL
--------------

Mr. Neel, 41 years of age, is a Director of Fidelity and also serves as its President and CEO. He previously served as Fidelity's Chief Financial Officer from 1993 to September 2002. Mr. Neel has served as President since October 2001 and CEO since October 2002. Mr. Neel also has served as President and Chief Executive Officer of United since July 2000.

GERALD K. PEDIGO
----------------

Mr. Pedigo, 67 years of age, is a Director of Fidelity and has served as a member of the Executive Committee since his election to the Board in May 2000. He has been Chairman of Pedcor Investments, a limited liability company, since 1987. In 1997 he became he became Chairman of Pedcor Bancorp, the holding company of International City Bank, Long Beach, California. He is also a Director of International City Bank, N.A.

BARRY A. SCHNAKENBURG
---------------------

Mr. Schnakenburg, 57 years of age, is a Director of Fidelity and a member of the Audit Committee and has served as a Director of United since 1990. Mr. Schnakenburg has served as the President of U.S. Industries Group, Inc. for the past 11 years. U.S. Industries Group, Inc. is a building contractor located in Evansville, Indiana.

PHILLIP J. STOFFREGEN
---------------------

Mr. Stoffregen, 46 years of age, is a Director of Fidelity and has served as a member of the Executive Committee since his election to the Board in May 2000. Mr. Stoffregen was an associate and then a partner with the law firm Ice, Miller, Donadio and Ryan in Indianapolis from 1984 to 1992. Since 1992, Mr. Stoffregen has served as Executive Vice President of Pedcor Investments where he is responsible for development and financing matters. He also was a director of Martin Luther King Community Development Corporation from 1991 to 1997 and from 1998 to present.

MARK A. ISAAC
-------------

Mr. Isaac, 40 years of age, is the Vice President and Chief Financial Officer of Fidelity. He assumed the responsibilities of Chief Financial Officer in September 2002. Prior to that time, he served as the Vice President and Controller of Fidelity. He has served as Senior Vice President and Chief Financial Officer of United since July 2000 to present.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires Fidelity's directors and executive officers, and persons who own more than 10% of a registered class of Fidelity's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Fidelity common stock and other equity securities of Fidelity. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Fidelity with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Fidelity, to the best knowledge of Fidelity during its most recent fiscal year all officers, directors and greater than 10% beneficial owners of Fidelity timely filed all reports required by Section 16(a) of the Securities Exchange Act.

         The 2004 Annual Report to Shareholders, containing financial statements for the year ended December 31, 2004, and other information concerning the operations of Fidelity is enclosed herewith, but is not to be regarded as proxy soliciting material.

                          REPORT OF THE AUDIT COMMITTEE


The members of the Audit Committee for 2004 include Chairman Michael A. Elliott, Paul E. Becker and Barry A. Schnakenburg. All members of our Audit Committee are independent under the definition of independence set out in the NASD listing standards. The Board of Directors has determined that Chairman Michael A. Elliott is an "audit committee financial expert" as defined in Item 401(h) of SEC Regulation S-K. The Audit Committee held five meetings during 2004.

The Audit Committee, among other things, is directly responsible for the selection, oversight and compensation of our independent public accountants. It is also responsible for meeting with the independent auditors and the appropriate corporate officers to review matters relating to corporate financial reporting and accounting procedures and policies, the adequacy of financial, accounting and operating controls, and the scope of the audits of our independent auditors and our internal auditors. In addition, the Audit Committee is responsible for reviewing and reporting the results of each audit and making recommendations it may have to the board of directors with respect to financial reporting and accounting practices, policies, controls and safeguards. The Audit committee has adopted a written charter, a copy of which was included with the proxy statement for our 2003 annual meeting of shareholders.

Code of Ethics

         Upon written request, Fidelity Federal Bancorp will provide without charge to each shareholder a copy of Fidelity's annual report on Form 10-K which is required to be filed with the Securities and Exchange Commission for the year ended December 31, 2004, and a copy of Fidelity's Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. All requests should be addressed to:

                       John Stewart, Shareholder Relations
                            Fidelity Federal Bancorp
                               18 NW Fourth Street
                                   PO Box 1347
                         Evansville, Indiana 47706-1347

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


EXECUTIVE COMPENSATION AND OTHER INFORMATION

Five-Year Total Shareholder Return

         The following indexed graph indicates Fidelity's total return to its shareholders on its common stock for the past five years, assuming dividend reinvestment, as compared to total return for the NASDAQ Market Index and the Peer Group Index (which is a line-of-business index prepared by an independent third party consisting of savings and loan holding companies or federally chartered savings institutions with the same SIC number as Fidelity and which have been publicly traded for at least six years). The comparison of total return on investment for each of the periods assumes that $100 was invested on January 1, 2000, in each of Fidelity, the NASDAQ Market Index, and the Peer Group Index.

                        [PREFORMANCE CHART APPEARS HERE]
     ------------------------------------------------------------------
                         1999    2000    2001    2002    2003    2004
     ------------------------------------------------------------------
     Fidelity Federal   100.00  110.00  195.20  120.00  126.40  148.80
     ------------------------------------------------------------------
     SIC Code Index     100.00  154.96  168.65  202.72  295.72  336.19
     ------------------------------------------------------------------
     NASDAQ
     Market Index       100.00   62.85   50.10   34.95   52.55   56.97
     ------------------------------------------------------------------

Compensation Committee Report

         Decisions on compensation of Fidelity's executives are made by the Executive Committee of the Board of Directors of Fidelity, which also serves as the Compensation Committee. All decisions of the Executive Committee relating to the compensation of Fidelity's officers are reviewed by the full Board of Directors. Set forth below is a report submitted by Messrs. Cordingley, Schnakenburg, and Stoffregen, in their capacity as the Board's Executive Committee, addressing Fidelity's compensation policies for the year ended December 31, 2004 as they affected Fidelity's executive officers.

         Compensation Policies Toward Executive Officers.
         -----------------------------------------------

         The Executive Committee's executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for satisfactory individual performance and for satisfactory performance of Fidelity as a whole. There are no established goals or standards relating to performance of Fidelity which have been utilized in setting compensation of individual employees.


Base Salary.
-----------

         Each executive officer is reviewed individually by the Executive Committee, which includes an analysis of the performance of Fidelity. In addition, the review includes, among other things, an analysis of the individual's performance during the past fiscal year, focusing primarily upon the following aspects of the individual's job or characteristics of the individual exhibited during the most recent fiscal year: quality and quantity of work; supervisory skills; dependability; initiative; attendance; overall skill level; and overall value to Fidelity.

         Other Compensation Plans.
         ------------------------

         At various times in the past Fidelity has adopted certain broad based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

         Benefits.
         --------

         Fidelity provides medical, defined benefit, and defined contribution plans to the senior executives that are generally available to the other Fidelity employees. As of January 1, 2004 the defined benefit plan was frozen. The amount of perquisites, as determined in accordance with the rules of the SEC relating to executive compensation, did not exceed 10% of salary and bonus for year 2004.

         Mr. Neel's 2004 Compensation.
         ----------------------------

         Regulations of the Securities and Exchange Commission require that the Executive Committee disclose the Committee's basis for compensation reported for any individual who served as the Chief Executive Officer during the last fiscal year. Mr. Neel's salary was determined in the same manner as discussed above for other senior executives. Mr. Neel has served as CEO of Fidelity from October 2002 to present.

Current Members of the Executive Committee:

Bruce A. Cordingley  (Chairman)
Barry A. Schnakenburg
Phillip J. Stoffregen

Compensation Committee Interlocks and Insider Participation

         During the past fiscal year, no executive officer served on the Executive Committee, which serves as the Compensation Committee. No executive officer participated in any discussion or voting with respect to his respective salary as an executive officer and was not present in the room during the discussion by the Executive Committee of his respective compensation.

Summary Compensation Table

         The following table sets forth, for the 12 months ended December 31, 2004, 2003, and 2002, the cash compensation paid by Fidelity or its subsidiaries, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer of Fidelity at any time during the year ended December 31, 2004 and any executive officers of Fidelity or United whose salary and bonus exceeded $100,000 during the year ended December 31, 2004.

--------------------------------------------------------------------------------------------------
                           Annual Compensation                         Long-Term Compensation
--------------------------------------------------------------------------------------------------
                                                                    Securities
Name and Principal                                Other Annual      Underlying       All Other
    Position          Year     Salary    Bonus   Compensation (1)  Options/SARs   Compensation (2)
--------------------------------------------------------------------------------------------------
Donald R. Neel,     12/31/04  $195,000  $18,500         0                833           1,792
President, CEO
and Director
--------------------------------------------------------------------------------------------------
                    12/31/03  $184,385     0            0                  0          $1,850
--------------------------------------------------------------------------------------------------
                    12/31/02  $180,318     0            0              2,083          $1,804
--------------------------------------------------------------------------------------------------

(1) While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus and are not required to be disclosed by applicable rules of the SEC.

(2) Consists of contributions by Fidelity under Fidelity's Retirement Savings 401(k) Plan.

1993 Directors' Stock Option Plan

         The 1993 Directors' Stock Option Plan ("Directors' Plan") which provided for the grant of non-qualified stock options to individuals who are directors of Fidelity or any of its subsidiaries to acquire shares of common stock of Fidelity for a price of not less than $2 above the average of the high and low bid quotations as reported by NASDAQ for the common stock of Fidelity for the five trading days immediately preceding the date the option is granted. The plan has expired, however as of March 1, 2005 there were options for 9,895 shares outstanding.


                      1995 Key Employees' Stock Option Plan

         The Key Employees' Plan provides for the grant of incentive stock options and non-qualified stock options to acquire shares of common stock of Fidelity for a price of not less than the fair market value of the share on the date which the option is granted. A total of 19,708 shares were reserved for issuance under the Key Employees Plan. The option price per share for each incentive stock option granted to an employee must not be less than the fair market value of the share of common stock on the date the option is granted. The option price per share for an incentive stock option granted to an employee owning 10% or more of the common stock of Fidelity must not be less than 110% of the fair market value of the share on the date that the option is granted. The option price per share for non-qualified stock options will be determined by the Administrative Committee of the Key Employees' Plan, but may not be less than 100% of the fair market value of a share of common stock on the date of the grant of the option.

         The Key Employees' Plan expired on March 15, 2005, except outstanding options will remain in effect until they have been exercised, terminated, forfeited, or have expired. As such, options may be outstanding under the Key Employees' Plan through March 15, 2015. As of March 1, 2005 there were options for 14,244 shares outstanding.

Options Grants in Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Neel in 2004. In addition, in accordance with the rules of the Securities and Exchange Commission, there are shown the hypothetical gains or "options spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of Fidelity's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of Fidelity for the benefit of all shareholders. The amounts reflected in the table may not necessarily be achieved. The shares and exercise price have been adjusted for the reverse and forward stock splits at March 1, 2005.

---------------------------------------------------------------------------------------------------------------------
                                 Percent of
                                   total
                   Number of      options                       Market
                    Shares       granted to                    Price on                   Potential Realizable Value
                  Underlying     employees     Exercise or     Date of                     at Assumed Rates of Stock
                    Options      in Fiscal     Base Price       Grant       Expiration      Price Appreciation for
     Name           Granted       Year (%)      ($/Share)     ($/Share)        Date               Option Term
---------------------------------------------------------------------------------------------------------------------
                                                                                             5% ($)        10% ($)
---------------------------------------------------------------------------------------------------------------------
Donald R. Neel        833           44.4          18.90         18.90         1/21/14         9,905         25,101
---------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

         The following table shows for the named executive officer the shares covered by both exercisable and non-exercisable stock options as of December 31, 2004. Mr. Neel did not exercise any options during 2004. The shares and exercise price have been adjusted for the reverse and forward stock splits at March 1, 2005.

--------------------------------------------------------------------------------------------------------------------
                              Number of Unexercised Stock Options       Value of Unexercised In-the-Money Options
                                            12/31/04                                   at 12/31/04
--------------------------------------------------------------------------------------------------------------------
          Name                Exercisable           Unexercisable           Exercisable           Unexersiable
--------------------------------------------------------------------------------------------------------------------
Donald R. Neel                    625                     0                   N/A (1)                  N/A
--------------------------------------------------------------------------------------------------------------------
                                  494                     0                   N/A (2)                  N/A
--------------------------------------------------------------------------------------------------------------------
                                 2,083                    0                   N/A (3)                  N/A
--------------------------------------------------------------------------------------------------------------------
                                 1,250                    0                   $4,950                    0
--------------------------------------------------------------------------------------------------------------------
                                 1,250                   833                  N/A (4)                  N/A
--------------------------------------------------------------------------------------------------------------------
                                  167                    666                   $570                  $2,280
--------------------------------------------------------------------------------------------------------------------

(1) The bid price of Fidelity's Common Stock at December 31, 2004 ($22.32 per share) was less than the exercise price ($129.72 per share).

(2) The bid price of Fidelity's Common Stock at December 31, 2004 ($22.32 per share) was less than the exercise price ($34.56 per share).

(3) The bid price of Fidelity's Common Stock at December 31, 2004 ($22.32 per share) was less than the exercise price ($48.00 per share).

(4) The bid price of Fidelity's Common Stock at December 31, 2004 ($22.32 per share) was less than the exercise price ($38.04 per share).

Other Employee Benefit Plans

         Pension Plan
         ------------

         Fidelity participated in a defined benefit pension plan sponsored by the Financial Institutions Retirement Fund, a non-profit, tax qualified, tax-exempt pension plan and trust in which Federal Home Loan Banks, savings and loan associations and similar institutions participate ("Pension Plan"). Effective January 1, 2004 the annual benefit provided under the Pension Plan was amended to freeze the plan. As a result the annual retirement benefit payable to a participant at age 65 will not increase after January 1, 2004. In addition, no new employees shall become a participant in the plan after January 1, 2004. All employees of Fidelity or its subsidiaries who work a minimum of 1,000 hours per year were covered by the Pension Plan and become active participants upon completion of one year of service and attainment of age 21. Participants are not required or allowed to make contributions to the Pension Plan.

         A participant in the Pension Plan is entitled to receive benefits based upon years of service for Fidelity or its subsidiaries and a percentage of the individual's career average annual salary, without deduction for Social Security benefits up to the date the Pension Plan was frozen. For purposes of computing benefits, "salary" includes an employee's regular base salary or wage inclusive of bonuses and overtime but is exclusive of special payments such as fees, deferred compensation, severance payments and contributions by Fidelity to the Pension Plan.

         Participants become fully vested in their benefits after completion of five (5) years of service. Upon attaining age sixty-five (65), participants become one hundred percent (100%) vested in their benefits provided by Fidelity under the Pension Plan, regardless of years of service. Benefits are payable at normal retirement age (age 65). The Pension Plan also contains provisions for the payment of benefits on the early retirement, late retirement or death of a participant.

         The regular benefit under the Pension Plan to be paid on a participant's retirement is a monthly pension for the life of a participant with minimum guaranteed benefit. The Pension Plan provides that married participants will receive the regular retirement benefit in the form of an actuarially equivalent joint and survivor annuity. Optional forms of payments are available to all participants; however, married participants must obtain written spousal consent to the distribution of benefits in a form other than a joint and survivor annuity.

         No contributions were made to the Pension Plan by Fidelity in 2004 or 2003.

Annual Benefit at Normal Retirement

--------------------------------------------------------------------------------------------------------------------
Career Average                                               Years of Service
Salary
--------------------------------------------------------------------------------------------------------------------

                         10 years      15 years     20 years     25 years     30 years     35 years     40 years
--------------------------------------------------------------------------------------------------------------------
      $ 100,000            5,000         7,500       10,000       12,500       15,000       17,500       20,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      $ 125,000            6,250         9,375       12,500       15,625       18,750       21,875       25,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      $ 150,000            7,500        11,250       15,000       18,750       22,500       26,250       30,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      $ 175,000            8,750        13,125       17,500       21,875       26,250       30,625       35,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      $ 200,000           10,000        15,000       20,000       25,000       30,000       35,000       40,000
--------------------------------------------------------------------------------------------------------------------

         The table set forth above shows estimated annual benefits payable at normal retirement to persons in specified remuneration classifications. The benefit amounts presented in the totals are annual pension amounts for the life of the participant, with a minimum guaranteed benefit of ten (10) years, for a participant at normal retirement (age 65) with the years of service set forth below with no deduction for Social Security or other offset amounts. The maximum compensation which may be taken into account for any purpose under the Pension Plan is limited by the Internal Revenue Code to $165,000 for 2004. As of December 31, 2004, Donald R. Neel had eleven years of service under the Pension Plan.

         Retirement Savings Plan.
         -----------------------

         In 1994 Fidelity adopted a defined contribution plan under Internal Revenue Code Section 401(k) in which substantially all employees may participate. Under this plan, employees may contribute up to 15% of pay, and contributions up to 6% are supplemented by Fidelity contributions. Fidelity contributions are made at the rate of $0.25 for each dollar contributed by the participant. Participants may elect to have all or a portion of their contributions made on a tax-deferred basis pursuant to provisions in the plan meeting the requirements of Section 401(k) of the Internal Revenue Code. Fidelity's expense for the plan was $19,000 for the year ended December 31, 2004.

Compensation of Directors

         The Directors of Fidelity and United were compensated for their services in each capacity in the amount of $200 for each company Board served per month in the amount of $400 or $4,800 per year. The five Directors of United for the twelve months ended December 31, 2004 were also Directors of Fidelity. Executive Committee members receive an additional $100 per month for their services. The maximum compensation received by any Director for his service on the Board was $8,200 for the year ended December 31, 2004. Directors who are also salaried employees receive no director fees.

Employment Contracts

         Mr. Neel entered into an Employment Agreement with Fidelity in May 2000. The term of the Employment Agreement is 3 years, which may be extended annually for successive 1 year periods. Mr. Neel's Employment Agreement was extended another year to May 2005. Effective May 19, 2000 Mr. Neel shall earn an annual base salary of not less than $140,000. If during the one year period following a prospective change in control, as defined in the Employment Agreement, he is terminated for any reason other than cause, disability, retirement or death, or if he resigns due to a material breach of the Employment Agreement by Fidelity, he is entitled to an amount equal to 2.99 times his average annual base salary and bonus for the previous five (5) years. In addition, Fidelity must maintain for three years following termination all employee welfare plans and programs in which he was entitled to participate prior to termination, and reimburse him for the cost of obtaining such benefits for the first 24 months following termination. If Mr. Neel is terminated for any reason other than cause, disability, retirement or death, or if he resigns due to a material breach of the Employment Agreement by Fidelity, and such termination or resignation does not follow a change in control, he is entitled to an amount equal to his base salary during the remaining term of the Employment Agreement. In addition, Fidelity must maintain for the remainder of the term of the Employment Agreement all employee welfare plans and programs in which he was entitled to participate prior to termination, and reimburse him for the cost of obtaining such benefits. No payments may be made pursuant to the Employment Agreement if the payments would, among other things, be considered by a federal or state regulatory authority having jurisdiction over Fidelity an unsafe or unsound practice. The Employment Agreements also provide a 3-year covenant not to compete and covenants regarding confidentiality.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

Beneficial Ownership
         The following table sets forth information regarding the beneficial ownership of Fidelity's common stock as of March 1, 2005 by the only shareholders known by Fidelity to beneficially own 5% or more of the issued and outstanding shares of common stock of Fidelity. The share information and percent of class take into consideration the reverse and forward stock splits and fractional shares cashed out at March 1, 2005.

------------------------------------------------------------------------------
             Name and Address of     Amount and Nature of     Percent of Class
               Beneficial Owner    Beneficial Ownership (1)
------------------------------------------------------------------------------
Bruce A. Cordingley                      679,940 (2)               83.95%
Gerald K. Pedigo
Phillip J. Stoffregen
770 3rd Avenue Southwest
Carmel, IN  46032
------------------------------------------------------------------------------
M. Brian Davis                            61,660 (3)               7.86%
7731 Newburgh Road
Evansville, IN  47715
------------------------------------------------------------------------------

(1) This information is based on Schedule 13D and 13G Reports filed by the beneficial owner with the Securities and Exchange Commission (the "SEC") pursuant to applicable provisions of the Securities Exchange Act of 1934 ("Exchange Act"), as of March 1, 2005, and any other information provided to Fidelity by the beneficial owner. It does not reflect any changes in those shareholdings which may have occurred since that date. Beneficial ownership is direct except as otherwise indicated by footnote.

(2) This amount represents shares beneficially owned by Messrs. Cordingley, Pedigo and Stoffregen and Pedcor Holdings, LLC, and Pedcor Bancorp, which have filed a Schedule 13D with the Securities and Exchange Commission as a "group." Each of these individuals and entities have expressly disclaimed beneficial ownership with respect to shares of common stock covered by the
     Schedule 13D not owned by him or it of record. These shares consist of (i) 1,383 shares which Mr. Cordingley has the right to acquire upon exercise of stock options granted under Fidelity's 1993 Director's Stock Option Plan; 817 shares which Mr. Pedigo has the right to acquire upon exercise of stock options granted under Fidelity's 1993 Director's Stock Option Plan; and 967 shares which Mr. Stoffregen has the right to acquire pursuant to stock options granted from Fidelity's 1993 Director's Stock Option Plan. (i) 642,500 shares owned by Pedcor Financial, LLC, (of which Mr. Cordingley is the President and CEO and 32.2% owner, Mr. Pedigo is the Chairman and 32.2% owner and Mr. Stoffregen is a Executive Vice President and 32.2% owner);
     (ii) 32,218 shares and 2,055 shares which Pedcor Financial, LLC (formerly Pedcor Holdings, LLC) and Pedcor Bancorp, respectively, have the right to acquire upon exercise of warrants.

(3) Includes 11,660 shares which Mr. Davis has the right to acquire pursuant to the exercise of stock options.

Security Ownership of Management

         The following table sets forth certain information as of March 1, 2005, with respect to the common stock of Fidelity beneficially owned by each Director of Fidelity and by all executive officers and directors as a group. The share information and percent of class take into consideration the reverse and forward stock splits and fractional shares cashed out at March 1, 2005.

--------------------------------------------------------------------------------
                                         Number of Shares
Name                                    Beneficially Owned  Percent of Class (1)
--------------------------------------------------------------------------------
Bruce A. Cordingley (2)                       679,940               83.95%
Gerald K. Pedigo (2)
Phillip J. Stoffregen (2)
--------------------------------------------------------------------------------
Paul E. Becker (3)                                833                0.11%
--------------------------------------------------------------------------------
Jack Cunningham (4)                             5,306                0.68%
--------------------------------------------------------------------------------
Donald R. Neel (5)                             12,369                1.59%
--------------------------------------------------------------------------------
Barry A. Schnakenburg (6)                       5,008                0.65%
--------------------------------------------------------------------------------
All Executive Officers and Directors as
a Group (9) Persons) (7) (8)                  704,540               85.45%
--------------------------------------------------------------------------------

(1) The information contained in this column is based upon information furnished to Fidelity as of February 28, 2005, by the individuals named above. The nature of beneficial ownership for shares shown in this column represents sole voting and investment power unless otherwise noted. At March 1, 2005, Fidelity had 772,500 shares of common stock outstanding.

(2) This amount represents shares beneficially owned by Messrs. Cordingley, Pedigo and Stoffregen and Pedcor Holdings, LLC, and Pedcor Bancorp, which have filed a Schedule 13D with the Securities and Exchange Commission as a "group." Each of these individuals and entities have expressly disclaimed beneficial ownership with respect to shares of common stock covered by the
     Schedule 13D not owned by him or it of record. These shares consist of (i) 1,383 shares which Mr. Cordingley has the right to acquire upon exercise of stock options granted under Fidelity's 1993 Director's Stock Option Plan; 817 shares which Mr. Pedigo has the right to acquire upon exercise of stock options granted under Fidelity's 1993 Director's Stock Option Plan; and 967 shares which Mr. Stoffregen has the right to acquire pursuant to stock options granted from Fidelity's 1993 Director's Stock Option Plan. This amount also includes (i) 642,500 shares owned by Pedcor Financial LLC, (of which Mr. Cordingley is the President and CEO and 32.2% owner, Mr. Pedigo is the Chairman and 32.2% owner and Mr. Stoffregen is a Executive Vice President and 32.2% owner); (ii) 32,218 shares and 2,055 shares which Pedcor Financial, LLC and Pedcor Bancorp, respectively, have the right to acquire upon exercise of warrants.

(3) Includes 833 shares which Mr. Becker has the right to acquire pursuant to the exercise of stock options granted under Fidelity's 1993 Directors' Stock Option Plan.

(4) Includes 2,500 shares held jointly with his spouse, Barbara Cunningham, and 2,806 shares which Mr. Cunningham has the right to acquire pursuant to the exercise of stock options granted under Fidelity's 1993 Directors' Stock Option Plan.

(5) Includes 2,500 shares held in Mrs. Neel's IRA, and 2,500 shares held in Mr. Neel's IRA. Also includes 7,369 shares which Mr. Neel has the right to acquire pursuant to the exercise of the stock options granted under Fidelity's 1995 Key Employees' Stock Option Plan.

(6) Includes 2,508 shares which Mr. Schnakenburg has the right to acquire through the exercise of stock options granted under Fidelity's 1993 Directors' Stock Option Plan.

(7) Director Michael Elliott's shares were cashed out as a result of the reverse stock split.

(8) Includes 1,083 shares which Mr. Isaac has the right to acquire pursuant to the exercise of stock options granted under the 1995 Key Employees' Stock Option Plan.

                      Equity Compensation Plan Information

The following table provides information on all existing Stock Option Plans of Fidelity as of December 31, 2004. The shares and exercise price have been adjusted for the reverse and forward stock splits at March 1, 2005.

---------------------------------------------------------------------------------------------------------------------
                                  Number of securities to be      Weighted average exercise
                                    issued upon exercise of         price of outstanding         Number of securities
                                     outstanding options,             options, warrants           remaining available
         Plan category                warrants and rights                and rights               for future issuance
                                              (a)                            (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders:
---------------------------------------------------------------------------------------------------------------------
Directors Plan                            9,895                             $75.96                          0
---------------------------------------------------------------------------------------------------------------------
1995 Key Employee Plan                   14,244                              41.28                      5,431
---------------------------------------------------------------------------------------------------------------------
Equity  compensation  plans not
approved by security holders:               N/A                                N/A                        N/A
---------------------------------------------------------------------------------------------------------------------

Total                                    24,139                             $55.44                      5,431
---------------------------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Certain Transactions and Other Matters Between Management and Fidelity

         Directors and executive officers of Fidelity and United and their associates are customers of, and have had transactions with, Fidelity and United in the ordinary course of business. Comparable transactions may be expected to take place in the future. Directors of Fidelity may not obtain extensions of credit from Fidelity or United. Loans made to non-director officers were made in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

         During the fourth quarter of 2003, Fidelity entered into a $1.0 million unsecured term loan note with Pedcor Bancorp which matured on June 30, 2004. Fidelity paid off this note in March 2004. Messrs. Pedigo and Cordingley are directors of Pedcor Bancorp. In addition, Mr. Pedigo is the chairman of the board of directors of Pedcor Bancorp and owns 42.5% of its issued and outstanding stock, Mr. Cordingley is the president and chief executive officer of Pedcor Bancorp and owns 42.5% of its issued and outstanding stock, and Mr. Stoffregen is the executive vice president of Pedcor Bancorp and owns 14.0% of its issued and outstanding stock. This transaction was previously approved by the Conflicts Committee of Fidelity in 2003 (neither Mr. Pedigo, Mr. Cordingley, nor Mr. Stoffregen serve on this committee).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

           FEES TO INDEPENDENT AUDITOR FOR FISCAL YEARS 2004 AND 2003

         The following table sets forth the aggregate fees billed by BDK, LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal year 2004 and fiscal year 2003 and for other services rendered during fiscal year 2004 and fiscal year 2003 on behalf of Fidelity and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to the Company:

                                           Fiscal 2004       Fiscal 2003
Audit Fees                                   $57,583           $61,125
Audit Related Fees                            22,093             9,761
Tax Fees                                      14,472            25,708
All Other Fees                                 7,742             9,913
                                          -------------     ------------

         Total Fees                         $101,890          $106,507
                                          =============     ============



         Audit fees consist of fees billed for professional services rendered for (i) the audit of Fidelity's consolidated financial statements, (ii) the review of interim condensed consolidated financial statements included in quarterly reports, (iii) the services that are normally provided by BKD in connection with the statutory and regulatory filings or engagements, and (iv) the attest services, except those not required by statute or regulation.

         Audit related fees consist of fees for assurance and related services rendered by BKD that are reasonably related to the audit of Fidelity's consolidated financial statements but are not reported under the category "Audit Fees".

         Tax fees consist of fees billed to Fidelity for professional services rendered for tax compliance, preparation and other tax services. Tax compliance and preparation fees consists of fees billed for professional services related to federal and state tax compliance, assistance with tax audits and appeals and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning and for preparation of income tax returns.

         All other fees consist of fees for all other services other than those reported above.

         All of the fees and services described above under "audit fees", "audit-related fees" and "all other fees" were pre-approved by the Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for pre-approval of services provided by the independent auditors. Under the policy, pre-approval is detailed as to the particular service or category of services and is subject to a specific budget.

         In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at its next scheduled meeting.

         The Audit Committee has considered whether, and determined that, the provision of the services covered for the fees billed under "All Other Fees" is compatible with maintaining the principal accountant's independence.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

(a) (1) The following consolidated financial statements are incorporated by reference in Item 8:


                                                                Page Numbers in
                                                                 Annual Report
                                                                 -------------
Independent Auditor's Report on
Consolidated Financial Statements                                      32

Consolidated Balance Sheet
December 31, 2004 and 2003                                             33

Consolidated Statement of Income-
For the years ended December 31, 2004, 2003 and 2002                34-36

Consolidated Statement of Changes in Shareholders' Equity -
For the years ended December 31, 2004, 2003 and 2002                   37

Consolidated Statement of Cash Flows -
For the years ended December 31, 2004, 2003 and 2002                38-39

Notes to consolidated Financial Statements                          40-69

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

   3(i)(c) Articles of Amendment of the Articles of Incorporation of Fidelity

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

  13 2004 Annual Report to Shareholders (Except for the pages and information expressly incorporated by reference in this Form 10-K, The Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K)

  21                Subsidiaries of Fidelity Federal Bancorp

  31(a) Rule 13a-14(a) Certification for Annual Report on Form 10-K by Principal Executive Officer

  31(b) Rule 13a-14(a) Certification for Annual Report on Form 10-K by Principal Financial Officer

  32(a) Section 1350 Certification of Principal Executive Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

  32(b) Section 1350 Certification of Principal Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)




(b)      Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report.

(c)      Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 day of March, 2005.

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

By     /S/ JACK CUNNINGHAM
       ---------------------------------
       Jack Cunningham,
       Chairman

By     /S/ BRUCE A. CORDINGLEY
       ---------------------------------
       Bruce A. Cordingley, Director

By     /S/ PAUL E. BECKER
       ---------------------------------
       Paul E. Becker, Director

By     /S/ MICHAEL A. ELLIOTT
       ---------------------------------
       Michael A. Elliott, Director

By     /S/ DONALD R. NEEL
       ---------------------------------
       Donald R. Neel, Director

By     /S/ GERALD K. PEDIGO
       ---------------------------------
       Gerald K. Pedigo, Director

By     /S/ BARRY A. SCHNAKENBURG
       ---------------------------------
       Barry A. Schnakenburg, Director

By     /S/ PHILLIP J. STOFFREGEN
       ---------------------------------
       Phillip J. Stoffregen, Director

                                INDEX TO EXHIBITS
                                -----------------



Page  Exhibit Number                                            Exhibit
--------------------------------------------------------------------------------

       3(i)(c) Articles of Amendment of the Articles of Incorporation of Fidelity

      13        2004 Annual Report to Shareholders

      21        Subsidiaries of Fidelity Federal Bancorp

      31(a) Rule 13a-14(a) Certification for Annual Report on Form 10-K by Principal Executive Officer

      31(b) Rule 13a-14(a) Certification for Annual Report on Form 10-K by Principal Financial Officer

      32(a) Section 1350 Certification of Principal Executive Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

      32(b) Section Certification of Principal Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)